Form 10QSB
period 1998-06-30
CNB HOLDINGS INC /GA/
filed 1998-08-14
CIK 1058973

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-QSB


/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

/ / Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________

                         Commission file number:  000-23991


                                 CNB HOLDINGS, INC.
         (Exact name of small business issuer as specified in its charter)


              Georgia                                    58-2362335
    (State of Incorporation)               (I.R.S. Employer Identification No.)


                              7855 North Point Parkway
                                     Suite 200
                           Alpharetta, Georgia 30022-4849
                      (Address of principal executive offices)


                                  (770)  650-8262
                  (Issuer's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes       No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                       Outstanding at July 27, 1998
     -----------------------------         ----------------------------
     Common Stock, $1.00 par value                     1,235,000

Transitional Small Business Disclosure Format:    Yes / /        No /X/

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 CNB HOLDINGS, INC.

                                   BALANCE SHEETS

                                                            June 30, 1998      December 31, 1997
                                                            -------------      -----------------
                                                             (Unaudited)
ASSETS
     Cash and due from banks                                 $    23,904           $ 60,698
     Federal Funds sold                                        9,800,000               --
     Investment securities:
         Securities available-for-sale,
               at market value                                      --                 --
     Other investments                                              --                 --
     Loans, net                                                     --                 --
     Premises and equipment, net                                 277,579             60,947
     Accrued interest receivable                                    --                 --
     Other assets                                                283,339             73,400
                                                             -----------           --------
          Total assets                                       $10,391,822           $195,045
                                                             -----------           --------
                                                             -----------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
          Noninterest-bearing demand                         $      --             $   --
          Interest-bearing demand and
               money market                                         --                 --
          Savings                                                   --                 --
          Time deposits of $100,000 or more                         --                 --
          Other time deposits                                       --                 --
                                                             -----------           --------
               Total deposits                                       --                 --

     Accrued interest payable                                       --                 --
     Other liabilities                                           329,887            103,324
                                                             -----------           --------
          Total liabilities                                      329,887            103,324
                                                             -----------           --------
Shareholders' Equity:
     Common stock, $1.00 par value per share;
          10,000,000 shares authorized,
          1,100,000 and none shares
          issued and outstanding, respectively                 1,100,000               --
Surplus                                                        9,144,210            120,000
Retained earnings (deficit)                                      (28,279)              --
Accumulated other comprehensive
     income (loss)                                              (153,996)           (28,279)
                                                             -----------           --------
     Total shareholders' equity                               10,061,935             91,721

Commitments and contingent liabilities                              --                 --
                                                             -----------           --------
     Total liabilities and shareholders' equity              $10,391,822           $195,045
                                                             -----------           --------
                                                             -----------           --------

                     Refer to notes to the financial statements.

                                 CNB HOLDINGS, INC.

                                Statements of Income
                                     (Unaudited)

                                                               For the             For the
                                                              six-month          three-month
                                                             period ended        period ended
                                                             June 30, 1998       June 30, 1998
                                                             -------------       -------------
Interest income
     Loans, including fees                                  $      --          $       --
     Investment securities:
          U.S. Treasury Securities                                 --                  --
          U.S. Government agencies and corporations                --                  --
          Other investments                                        --                  --
     Federal funds sold                                          37,483              37,483
                                                             ----------            --------
          Total interest income                                  37,483              37,483
                                                             ----------            --------

Interest expense
     Interest bearing demand and money market                     --                   --
     Savings                                                      --                   --
     Time deposits of $100,000 or more                            --                   --
     Other time deposits                                          --                   --
     Other borrowings                                             --                   --
                                                             ----------            --------
          Total interest expense                                  --                   --
                                                             ----------            --------
          Net interest income                                    37,483              37,483

Provision for possible loan losses                                --                   --
          Net interest income after provision for
          possible loan losses                                   37,483              37,483
                                                             ----------            --------

Other income
     Service charges on deposit accounts                          --                   --
     Investment securities gains, net                             --                   --
     Other income                                                 --                   --
                                                             ----------            --------
          Total other income                                      --                   --
                                                             ----------            --------

Other expense
     Salaries and other compensation                            105,089              55,988
     Employee benefits                                           25,941              14,903
     Net occupancy and equipment expense                         21,492              20,969
     Professional and other outside services                      4,419                --
     Other expense                                               34,538              18,413
                                                             ----------            --------
          Total other expenses                                  191,479             110,273
                                                             ----------            --------

Net income (loss) before taxes                                 (153,996)            (72,790)

Income taxes                                                       --                  --
                                                             ----------            --------

Net income (loss)                                            $ (153,996)           $(72,790)
                                                             ----------            --------
                                                             ----------            --------

Basic income (loss) per share                                $     (.38)           $   (.18)
                                                             ----------            --------
                                                             ----------            --------

                       Refer to notes to the financial statements.

                                 CNB HOLDINGS, INC.

                         Statement of Comprehensive Income
                                     (Unaudited)

                                                               For the             For the
                                                              six-month          three-month
                                                             period ended        period ended
                                                             June 30, 1998       June 30, 1998
                                                             -------------       -------------
Net loss                                                     $ (153,996)           $(72,790)

Other comprehensive income, before tax:
     Unrealized holding gains (losses) arising
          during period                                            --                  --

          Income tax benefit (expense)                             --                  --
                                                             ----------            --------
Comprehensive loss                                           $ (153,996)           $(72,790)
                                                             ----------            --------
                                                             ----------            --------

                    Refer to notes to the financial statements.

                                 CNB HOLDINGS, INC.

                               Statement of Cash Flow
                                     (Unaudited)

                                                                                    For the six-month
                                                                                       period ended
                                                                                       June 30, 1998
                                                                                    -----------------
Cash flows from operating activities:
     Net loss                                                                        $   (153,996)

     Adjustments to reconcile net loss to net cash used by operating activities:
               Net (accretion) amortization of investment securities                         --
     Depreciation and amortization of premises and equipment                               10,957
          Provision for loan losses                                                          --
          Deferred income tax benefit                                                        --
          Amortization of organization costs                                                 --
          Increases in other assets                                                       (18,900)
          Increase in deferred organizational costs                                      (128,039)
          Increase in accrued interest payable                                               --
          Increase in other liabilities                                                   226,563
                                                                                     ------------
               Net cash used by operating activities                                      (63,415)
                                                                                     ------------

Cash flows from investing activities:
     Purchases of investment securities available-for-sale                                   --
     Purchases of other investments                                                       (70,000)
     Maturities of investment securities available-for-sale                                  --
     Loans originated, net of principal repayments                                           --
     Purchases of premises and equipment                                                 (227,590)
                                                                                     ------------
          Net cash used by investing activities                                          (297,590)
                                                                                     ------------

Cash flows from financing activities:
     Proceeds from loans by Organizers                                                    240,000
     Repayment of loans by Organizers                                                    (360,000)
     Sale of common stock                                                              10,244,210
     Increase in deposits                                                                    --
                                                                                     ------------
          Net cash provided from financing activities                                  10,124,210
                                                                                     ------------

Net increase in cash and cash equivalents                                               9,763,205
Cash and cash equivalents, beginning of period                                             60,698
Cash and cash equivalents, end of period                                             $  9,823,903
                                                                                     ------------
                                                                                     ------------

                       Refer to notes to the financial statements.

                                  CNB HOLDINGS, INC.
                       For the Six Months Ended June 30, 1998
                                    (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes included in the Company's Registration Statement on Form SB-2 (Registration No. 333-49137).

NOTE 2 - ORGANIZATION OF THE BUSINESS

     CNB Holdings, Inc., Alpharetta, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on November 5, 1997, for the purpose of becoming a bank holding company for a proposed national bank, Chattahoochee National Bank (the "Bank"). On April 30, 1998, the Company completed an offering (the "Organizers' Offering") of its common stock, $1.00 par value per share (the "Common Stock"), to its organizers. Each share of Common Stock was sold for $10.00 per share, and 200,000 shares were sold. Proceeds from the Organizers' Offering amounted to $1,607,500, net of selling expenses and repayment of the organizers. On June 12, 1998, the Company commenced an initial public offering of Common Stock and sold 900,000 shares of Common Stock at $10.00 per share. The underwriter also exercised a 30-day over-allotment option in July 1998 to purchase an additional 135,000 shares. Proceeds from the initial public offering (excluding the exercise of the over-allotment option) amounted to $8,257,500, net of selling expenses. Proceeds from exercise of the over-allotment option amounted to $1,238,625, net of expenses. The Company injected approximately $9.6 million into the Bank's capital accounts upon opening on July 27, 1998.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND RECLASSIFICATION. Because principal banking operations commenced on July 27, 1998, the financial statements included in this Report include only the accounts of the Company. The Company expects that future reports will present consolidated financial statements that include the accounts of the Company and the Bank, with all significant intercompany accounts and transactions eliminated in consolidation.

     BASIS OF ACCOUNTING. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

     ORGANIZATIONAL COSTS. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of June 30, 1998, total organizational costs, net of accumulated amortization, were $148,294.

     INVESTMENT SECURITIES. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on April 24, 1998. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

     1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

     2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

     3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

     Premium and discount on all investment securities are amortized (deducted) and accredited (added), respectively, to interest income on the effective yield method over the period to the maturity of the related securities.

     Gains or losses on disposition are computed by the specific identification method for all securities.

     PROPERTY AND EQUIPMENT. Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

     INCOME TAXES. The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods from financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

     Effective April 24, 1998, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

     STATEMENT OF CASH FLOWS. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     NET INCOME (LOSS) PER SHARE. Net income per share was calculated using 406,557, as the weighted average number of shares outstanding for the period ended June 30, 1998. For the six-month period ended June 30, 1998 net income
(loss) per share was $(.38).

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged. The adoption of SFAS 125 did not have a material impact on the Company's financial statements.

     EARNINGS PER SHARE. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15. The adoption of SFAS 128 did not have a significant impact on the financial condition or results of operations of the Company.

     DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The Financial Accounting Standards Board has issued Statement of Financing Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition or results of operations of the Company.

     REPORTING COMPREHENSIVE INCOME. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 is effective July 1, 1998.
 Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement or alternative disclosure, for all years presented. The adoption of SFAS 130 did not have a significant impact on the financial condition or results of operations of the Company.

     PENDING ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information." SFAS 131 is effective July 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and other Postretirement Benefits." SFAS 132 is effective for fiscal years beginning after December 31, 1997. The adoption of SFAS 132 is not expected to have a significant impact on the financial condition or results of operations of the Company.

NOTE 4 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income (loss) is compiled of the following:

                                                            Unrealized
                                                          Gains (Losses)
                                                          on Securities
                                                          -------------
           Beginning balance - January 1, 1998            $    --
           Current - period change                             --
                                                          -------------
           Ending balance - June 30, 1998                 $    --
                                                          -------------
                                                          -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               CNB Holdings, Inc. (the "Company") was incorporated in Georgia on November 5, 1997 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Chattahoochee National Bank, Alpharetta, Georgia (the "Bank"). In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the "Common Stock"), at $10.00 per share. Proceeds from these stock offerings amounted to an aggregate of $11,103,625, net of selling expenses and repayment to organizers. The Company purchased 100% of the Bank's common stock by injecting approximately $9.6 million into the Bank's capital accounts immediately prior to commencement of banking operations on July 27, 1997.

               Total consolidated assets increased by $10,196,776 from $195,045 at December 31, 1997 to $10,391,821 during the six-month period ended June 30, 1998. The increase was generated through a $10,124,210 increase in capital.

FINANCIAL CONDITION

               Management intends to monitor the financial condition of the Bank in order to protect depositors, increases retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

ASSET QUALITY

               A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard will be carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for a new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

               Because principal banking operations commenced on July 27, 1998, management is not yet in a position to determine the composition of non-performing assets. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision will be determined by an evaluation for the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

LIQUIDITY AND SOURCES OF CAPITAL

               Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $9.8 million, representing 96.1% of total assets.

               Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

               This table below illustrates the Company's regulatory capital ratios at June 30, 1998:

                                                                     Minimum
                                                                   regulatory
                                                 June 30, 1998     requirement
                                                 -------------     -----------
               Tier 1 Capita                         96.4%            4.0%
               Tier 2 Capita                          --              --
                  Total risk-based capital ratio     96.4%            8.0%
                                                     ----             ---
               Leverage ratio                        97.8%            3.0%
                                                     ----             ---

    Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. The Bank does not yet have a CAMEL rating.

RESULTS OF OPERATIONS

               Since principal banking operations only commenced on July 27, 1998, a comparison of the June 30, 1998 results (when banking operations were in progress) to those of June 30, 1997 (when banking operations had not commenced) is not meaningful. This discussion will therefore only comment on the June 30, 1998 results.

               Net loss for the six-month period ended June 30, 1998 amounted to $153,996, or $(.38) per share. The following is a brief discussion of the more significant components of net income (loss):

               a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.


     Interest                                       Interest
  Earning Assets/                 Average           Income/              Yield/
Bearing Liabilities               Balance             Cost                Cost
-------------------               -------           ---------            ------
Federal funds sold              $4,034,219           $37,483              5.28%
Securities                           --                 --                 --
Loans                                --                 --                 --
                                ----------           -------              ----
  Total                         $4,034,219           $37,483              5.28%
                                ----------           -------              ----
                                ----------           -------              ----
Deposit                         $    --              $  --                 --
                                ----------           -------              ----
                                ----------           -------              ----
Net interest income                                  $37,483              5.28%
                                                     -------              ----
                                                     -------              ----
Net yield on earning assets                                               5.28%
                                                                          ----
                                                                          ----


               b. Other income for the six-month period ended June 30, 1998 amounted to $0.0. On an annualized basis, this represents 0.0% of total assets. The figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

               c. Operating expenses for the six-month period ended June 30, 1998 amounted to $191,479. On an annualized basis, this represents 1.8% of total assets. In the future, this percentage will increase due to costs and expenses associated with the commencement of operations.

               At December 31, 1997 and June 30, 1998, the allowance for loan losses amounted to $0, as the Bank commenced operations after June 30, 1998. There can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses that will be established in future periods.

               The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

YEAR 2000 COMPLIANCE

               The Year 2000 issue refers generally to the data structure problem that will prevent certain systems from properly recognizing dates after the year 1999. For example, computer programs and various types of electronic equipment that process date information by reference to two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 problem could result in system failures or miscalculations causing disruptions of operations. The Year 2000 problem may occur in computer software programs, computer hardware systems and any device that relies on a computer chip if that chip relies on date information.

               In preparation for January 1, 2000, the Company has implemented a Company-wide program to prepare its computer systems and applications for the year 2000. The Company's plans include necessary reviews of vendors, customers, third party processors and other external parties with whom the Company conducts business. The Company is incurring internal staff costs as well as consulting and other expenses related to the execution of the implementation plan. Presently, management has not yet completely determined the year 2000 implementation costs, but such costs are not expected to have a material financial impact on the Company's business, financial condition or results of operations because the Company and its computer systems are relatively new. The Company is aware that the Commission has recently issued an interpretive release, Release No. 33-7558 (the "Interpretation"), which supersedes Staff Legal Bulletin No. 5 for purposes of providing guidance to public companies with quarter ends after the effective date of the Interpretation (i.e., after August 4, 1998) as to disclosures concerning their year 2000 issues. The Company is reviewing and evaluating the Interpretation for purposes of the Company's future filings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

               Except for the historical information contained in this Report, the matters reflected or discussed in this Report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, general economic conditions, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management, the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors discussed in this report and the Company's Registration Statement on Form SB-2 (Registration No. 333-49137). Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing this Report, whether as a result of new information, future events or otherwise.

                             PART II. OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

               On April 30, 1998, the Company issued to the organizers of the Company and their affiliates in a private placement exempt from registration under Section 4(2) of and Rule 506 promulgated under the Securities Act of 1933, as amended, an aggregate of 200,000 shares of Common Stock for an aggregate purchase price of $2,000,000 (the "Organizers' Offering"). All of the Common Stock was acquired by the organizers for investment purposes and with no view toward the resale or distribution thereof. The offers and sales were made without public solicitation, and the stock certificates bear restrictive legends. No underwriter was involved in the transactions, and no commissions were paid.

               On June 8, 1998, the Company's Registration Statement on Form SB-2 (Registration No. 333-49137), relating to the registration of 1,035,000 shares of Common Stock, was declared effective. The underwriter for the offering was J.C. Bradford & Co. LLC. On June 12, 1998, 900,000 shares of Common Stock were sold, and the underwriter exercised an over-allotment option in July 1998 to purchase the additional 135,000 shares of Common Stock for an aggregate purchase price of $10,350,000 (the "IPO"). Proceeds from the IPO amounted to $9,496,125, net of underwriting discounts and commissions. Underwriting discounts and commissions incurred in the IPO were approximately $853,875. The Company's total organizational and offering expenses for the IPO, consisting primarily of legal, accounting, marketing and printing expenses, were approximately $110,000, and the net offering proceeds to the Company were approximately $9,496,125. The Company used the net proceeds of the IPO, together with the net proceeds of the Organizers' Offering, to inject approximately $9.6 million into the Bank's capital accounts upon opening on July 27, 1998. In addition, approximately $360,000 was used to repay the organizers (all of the directors and certain officers of the Company) for repayment of their contributions. Funds remaining, approximately $1,536,125, have been and will be used for working capital and other general purposes.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.  The following exhibit is filed with this Report:

                    Exhibit No.    Description
                    -----------    -----------
                    27.1           Financial Data Schedule (for SEC use only).

               (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1998.

                                     SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998                     By: /s/ H.N. Padget, Jr.
                                             -----------------------------------
                                              H. N. Padget, Jr., President and
                                               Chief Executive  Officer


Date: August 14, 1998                     By:  /s/ Valerie Donnell
                                             -----------------------------------
                                             Valerie Donnell, Chief Financial
                                              Officer