Form 10QSB
period 1998-09-30
CNB HOLDINGS INC /GA/
filed 1998-11-16
CIK 1058973

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         |X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998

         | | Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to
                  ____________

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                     Outstanding at September 30, 1998
         -----                                     ---------------------------------
Common Stock, $1.00 par value                                1,235,000

          Transitional Small Business Disclosure Format: Yes| | No |X|

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.

                                 BALANCE SHEETS

                                                    SEPTEMBER 30,      DECEMBER 31,
                                                         1998              1997
                                                         ----              ----
                                                     (Unaudited)        (Audited)
ASSETS
     Cash and due from banks .................      $    506,991       $     60,698
     Federal Funds sold ......................         4,790,000                 --
     Investment securities:
         Securities available-for-sale,
              at market value ................         4,872,777                 --
     Other securities ........................           339,100                 --
     Certificates of Deposit .................            70,000                 --
     Loans (net) .............................         8,367,898                 --
     Premises and equipment (net) ............           418,244             60,947
     Accrued interest receivable .............           123,132                 --
     Other assets ............................           110,595             73,400
                                                    ============       ============
         TOTAL ASSETS ........................      $ 19,598,737       $    195,045
                                                    ============       ============

LIABILITIES
     Deposits:
         Noninterest-bearing demand ..........      $    920,069       $         --
         Interest-bearing demand and
              money market ...................         2,641,302                 --
         Savings .............................             6,499                 --
         Time deposits of $100,000 or more ...         5,001,916                 --
         Other time deposits .................           117,262                 --
                                                    ------------       ------------
              Total Deposits .................         8,687,037                 --

     Accrued interest payable ................            10,738                 --
     Other liabilities .......................            32,713            103,324
                                                    ------------       ------------
         TOTAL LIABILITIES ...................         8,730,488            103,324
                                                    ------------       ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value not stated;
         10,000,000 shares authorized, no
         shares issued and outstanding .......                --                 --
     Common stock, par value $1.00  per share;
         10,000,000 shares authorized ........         1,235,000                 --
     Surplus .................................        10,170,283            120,000
     FASB 115 Gain/Loss ......................            20,205                 --
     Deficit accumulated during development ..           (28,279)           (28,279)
     Accumulated other comprehensive
          income (loss) ......................          (528,960)                --
                                                    ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY ..............        10,868,249            195,045
                                                    ------------       ------------
     TOTAL LIABILITIES AND EQUITY ............      $ 19,598,737       $    195,045
                                                    ============       ============

                               CNB HOLDINGS, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         FOR THE               FOR THE
                                                        NINE-MONTH           THREE-MONTH
                                                       PERIOD ENDED          PERIOD ENDED
                                                    SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                    ------------------    ------------------
Interest income
     Loans, including fees .....................          $ 103,321           $ 103,321
     Investment securities:
         U.S. Treasury Securities ..............             16,350              16,350
         U.S. Government agencies ..............              2,663               2,663
         Other investments .....................                 --                  --
     Federal funds sold ........................            167,179             129,696
                                                          ---------           ---------
         Total interest income .................            289,513             252,030
                                                          ---------           ---------

Interest expense
     Interest bearing demand and money market ..             22,976              22,976
     Savings ...................................                 17                  17
     Time deposits of $100,000 or more .........             39,482              39,482
     Other time deposits .......................              2,089               2,089
     Other borrowings ..........................              4,668               4,668
                                                          ---------           ---------
         Total interest expense ................             69,232              69,232
                                                          ---------           ---------
         Net interest income ...................            220,281             182,798

Provision for possible loan losses .............            127,000             127,000
                                                          ---------           ---------
         Net interest income after provision for
              possible loan losses .............             93,281              55,798
                                                          ---------           ---------

Other income
     Service charges on deposit accounts .......                 82                  82
     Investment securities gains (net) .........                 --                  --
     Other income ..............................             16,809              16,809
                                                          ---------           ---------
         Total other income ....................             16,891              16,891
                                                          ---------           ---------

Other expense
     Salaries and other compensation ...........            236,040             130,951
     Employee benefits .........................             52,098              26,157
     Net occupancy and equipment expense .......             49,958              28,466
     Professional and other outside services ...             41,187              36,768
     Other expense .............................            107,953              73,415
                                                          ---------           ---------
         Total other expenses ..................            487,236             295,757
                                                          ---------           ---------

Net income (loss) (before change in
     accounting principle)......................           (377,064)           (223,068)
Income taxes ...................................                 --                  --
                                                          ---------           ---------

Net income (loss) (before change in
     accounting principle) .....................          $(377,064)          $(223,068)
                                                          ---------           ---------
Change in accounting principle .................            151,913             151,913
                                                          ---------           ---------
Net income (loss) ..............................          $(528,977)          $(374,981)
                                                          =========           =========
Basic income (loss) per share ..................          $    (.59)          $   (0.31)
                                                          =========           =========

                               CNB HOLDINGS, INC.

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             FOR THE             FOR THE
                                                            NINE-MONTH         THREE-MONTH
                                                           PERIOD ENDED       PERIOD ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                              1998                1998
                                                            ---------           ---------
Net loss .........................................          $(528,977)          $(374,981)

Other comprehensive income, before tax:
         Unrealized holding gains (losses) arising
                  during period ..................             20,205              20,205

         Income tax benefit (expense) ............                 --                  --

                                                            ---------           ---------
Comprehensive loss ...............................          $(508,772)          $(354,776)
                                                            =========           =========

                               CNB HOLDINGS, INC.

                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                             FOR THE
                                                                                            NINE-MONTH
                                                                                           PERIOD ENDED
                                                                                        SEPTEMBER 30, 1998
                                                                                        ------------------
Cash flows from operating activities:
     Net loss ..................................................................          $   (528,977)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Net (accretion) amortization of investment securities .................                   818
         Depreciation and amortization of premises and equipment ...............                (6,396)
         Provision for loan losses .............................................              (127,000)
         Deferred income tax benefit ...........................................                    --
         Increases in other assets .............................................              (104,865)
         Decrease in deferred organizational costs .............................                47,400
         Increase in accrued interest receivable ...............................              (123,132)
         Increase in accrued interest payable ..................................                10,738
         Decrease in other liabilities .........................................               (70,611)
                                                                                          ------------
              Net cash used by operating activities ............................              (902,025)
                                                                                          ------------

Cash flows from investing activities:
     Purchases of investment securities available-for-sale .....................            (4,893,800)
     Purchases of other investments ............................................              (409,100)
     Loans originated, net of principal repayments .............................            (8,240,898)
     Purchases of premises and equipment .......................................              (350,902)
                                                                                          ------------
         Net cash used by investing activities .................................           (13,894,700)
                                                                                          ------------

Cash flows from financing activities:
     Sale of common stock ......................................................            11,285,283
     Increase in deposits ......................................................             8,687,037
                                                                                          ------------
         Net cash provided from financing activities ...........................            19,972,320
                                                                                          ------------

Net increase in cash and cash equivalents ......................................             5,175,595
Cash and cash equivalents, beginning of period .................................                60,698
                                                                                          ------------
Cash and cash equivalents, end of period .......................................          $  5,236,293
                                                                                          ============

                   Refer to notes to the financial statements.

                               CNB HOLDINGS, INC.
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Since the Bank began principal banking operations in July of 1998, income statements and statements of cash flow for interim periods of fiscal year 1997 are not meaningful and thus not presented. For further information, refer to the financial statements and footnotes included in the Company's Registration Statement on Form SB-2 (Registration No. 333-49137).

NOTE 2 - ORGANIZATION OF THE BUSINESS

         CNB Holdings, Inc., Alpharetta, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on November 5, 1997, for the purpose of becoming a bank holding company for a proposed national bank, Chattahoochee National Bank (the "Bank"). On April 30, 1998, the Company completed an offering (the "Organizers' Offering") of its common stock, $1.00 par value per share (the "Common Stock"), to its organizers. Each share of Common Stock was sold for $10.00 per share, and 200,000 shares were sold. Proceeds from the Organizers' Offering amounted to $1,607,500, net of selling expenses and repayment of the organizers. On June 12, 1998, the Company commenced an initial public offering of Common Stock and sold 900,000 shares of Common Stock at $10.00 per share. The underwriter also exercised a 30-day over-allotment option in July 1998 to purchase an additional 135,000 shares. Proceeds from the initial public offering (excluding the exercise of the over-allotment option) amounted to $8,257,500, net of selling expenses. Proceeds from exercise of the over-allotment option amounted to $1,238,625, net of expenses. The Company contributed approximately $9.6 million into the Bank's capital accounts upon opening on July 27, 1998, the day that the Bank began principal banking operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Reclassification. The September 30, 1998 financial information presents consolidated financial statements that include the accounts of the Company and the Bank, with all significant intercompany accounts and transactions eliminated in consolidation.

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

         Organizational Costs. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," the Company elected to expense the start-up and organizational costs in September 1998. The cumulative affect of the change in this accounting principle was to increase expenses during the nine and three month periods ending September 30, 1998 by $151,913.

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

                               CNB HOLDINGS, INC.
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

         Net Income (Loss) Per Share. Net income per share was calculated using 1,223,261, as the weighted average number of shares outstanding for the period ended September 30, 1998. For the nine-month period ended September 30, 1998 net income (loss) per share was ($.59). For the three-month period ended September 30, 1998 net income (loss) per share was $(.31).

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged. The adoption of SFAS 125 did not have a material impact on the Company's financial statements.

                               CNB HOLDINGS, INC.
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


         Earnings Per Common Share. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15. The adoption of SFAS 128 did not have a significant impact on the financial condition or results of operations of the Company.

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

         Accounting Pronouncements. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information." SFAS 131 became effective July 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 did not have a significant impact on the financial condition or results of operations of the Company.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and other Postretirement Benefits." SFAS 132 is effective for fiscal years beginning after December 31, 1997. The adoption of SFAS 132 did not have a significant impact on the financial condition or results of operations of the Company.

NOTE 4 - OTHER COMPREHENSIVE INCOME

         Other comprehensive income (loss) is composed of the following:

                                                                      UNREALIZED
                                                                    GAINS (LOSSES)
                                                                     ON SECURITIES
                                                                     -------------
                  Beginning balance - January 1, 1998                   $    --
                  Current - period change                                20,205
                                                                        -------
                  Ending balance - September 30, 1998                   $20,205
                                                                        =======

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Except for the historical information contained in this Report, the matters reflected or discussed in this Report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, general economic conditions, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management, the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, representations regarding Year 2000 issues by the Company's vendors and counterparties, technological advances and other factors discussed in this report, the Company's Registration Statement on Form SB-2 (Registration No. 333-49137) and the Company's other filings with the Securities and Exchange Commission (the "Commission"). Many such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Commission under the Federal securities laws.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         CNB Holdings, Inc. (the "Company") was incorporated in Georgia on November 5, 1997 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Chattahoochee National Bank, Alpharetta, Georgia (the "Bank"). In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the "Common Stock"), at $10.00 per share. Proceeds from these stock offerings amounted to an aggregate of $11,103,625, net of selling expenses and repayment to organizers. The Company purchased 100% of the Bank's common stock by injecting approximately $9.6 million into the Bank's capital accounts immediately prior to commencement of banking operations on July 27, 1998.

FINANCIAL CONDITION

         Since principal banking operations commenced on July 27, 1998, a comparison of financial condition on September 30, 1998 (when banking results were in progress) to those of September 30, 1997 (when banking operations had not commenced) is not meaningful. This discussion will therefore only compare the Company's financial condition of September 30, 1998 with that of December 31, 1997.

         Total assets increased from $195,045 on December 31, 1997 to 19,598,737 on September 30, 1998, an increase of 19,403,692. This increase was due to an increase in capital of $10,673,204, and $8,687,037 increase in deposits. Since principal banking operations only commenced on July 27, 1998, the assets on December 31, 1997 represent the assets of CNB Holdings, Inc. only. The assets on September 30, 1998 represent a consolidated figure.

Allowance for Loan Losses

         Because principal banking operations commenced on July 27, 1998, management is not yet in a position to determine the composition of non-performing assets. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision will be determined by an evaluation for the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. As of September 30, 1998, the Company had no nonperforming assets.

         At December 31, 1997, the allowance for loan losses amounted to $0, as the Bank commenced operations after December 31, 1997. By September 30, 1998, the allowance had grown to $127,000. The allowance for loan losses, as a percentage of total gross loans, for September 30, 1998 was 1.50%. Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $5.2 million, representing 26.7% of total assets. Securities amounted to $5.2 million, representing 26.5% of total assets: these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1998, total deposits increased $8.7 million. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         This table below illustrates the Company's regulatory capital ratios at September 30, 1998:

                                                                                                 MINIMUM
                                                                                               REGULATORY
                                                                     SEPTEMBER 30, 1998        REQUIREMENT
                                                                     ------------------        -----------
                    Tier 1 Capital                                          46.8%                   4.0%
                    Tier 2 Capital                                           .65                     --
                             Total risk-based capital ratio                 47.4%                   8.0%
                                                                            ----                    ---
                    Leverage ratio                                          55.4%                   3.0%
                                                                            ----                    ---

         Note that with respect to the leverage ratio, the Office of the Comptroller of the Currency expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. The Bank does not yet have a CAMEL rating.

RESULTS OF OPERATIONS

         Since principal banking operations commenced on July 27, 1998, a comparison of the September 30, 1998 results (when banking operations were in progress) to those of September 30, 1997 (when banking operations had not commenced) is not meaningful, and is thus not presented.

Nine-Month Period Ended September 30, 1998

         Net loss for the nine-month period ended September 30, 1998 amounted to $528,977, or $(.59) per share. The following is a brief discussion of the more significant components of net income (loss) during this period:

         a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                   Interest                                 Interest         Annualized
               Earning Assets/               Average         Income/           Yield/
             Bearing Liabilities             Balance          Cost              Cost
             -------------------             -------          ----              ----
         Federal funds sold               $ 7,207,857       $167,179           5.40%
         Securities                         2,299,197         19,013           4.96%
         Loans                              5,897,902        103,321          10.48%
                                          -----------       --------          -----
             Total                        $15,404,956       $289,513           7.55%
                                          ===========       ========          =====
         Deposits                         $ 7,630,779       $ 64,563           5.08%
                                          ===========       ========          =====
         Net interest income                                $224,950           2.47%
                                                            ========          =====
         Net yield on earning assets                                           4.33%
                                                                              =====

         b. Other income for the nine-month period ended September 30, 1998 amounted to $16,891. On an annualized basis, this represents .34% of total assets. The figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

         c. Operating expenses for the nine-month period ended September 30, 1998 amounted to $487,236. On an annualized basis, this represents 3.3% of total assets. The Company expects that in the future this percentage will increase due to costs and expenses associated with the commencement of operations.

         d. In 1998, the Accounting Standards Executive Committee issued a Statement of Position (SOP), Number 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged for fiscal years for which an annual financial statement has not been issued. Management expensed these deferred costs in the quarter ended September 30, 1998, and the cumulative affect of the change in this accounting principle as $151,913.

Three-Month Period Ended September 30, 1998

         Net loss for the three-month period ended September 30, 1998 amounted to $374,981, or $(.31) per share. The following is a brief discussion of the more significant components of net income (loss) during this period:

         a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                   Interest                                 Interest         Annualized
               Earning Assets/               Average         Income/           Yield/
             Bearing Liabilities             Balance          Cost              Cost
             -------------------             -------          ----              ----
         Federal funds sold               $ 9,310,000       $129,696           5.53%
         Securities                         2,299,197         19,013           4.96%
         Loans                              5,897,902        103,321          10.48%
                                          -----------       --------          -----
             Total                        $17,507,099       $239,926           7.39%
                                          ===========       ========          =====
         Deposits                         $ 7,630,779       $ 64,563           5.08%
                                          ===========       ========          =====
         Net interest income                                $175,363           2.31%
                                                            ========          =====
         Net yield on earning assets                                           4.35%
                                                                              =====



         b. Other income for the three-month period ended September 30, 1998 amounted to $16,891. On an annualized basis, this represents .34% of total assets. The figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. Such fees and charges may increase in the future.

         c. Operating expenses for the three-month period ended September 30, 1998 amounted to $295,757. On an annualized basis, this represents 5.3% of total assets. In the future, this percentage will increase due to costs and expenses associated with the commencement of operations.

         d. In 1998, the Accounting Standards Executive Committee issued a Statement of Position (SOP), Number 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged for fiscal years for which an annual financial statement has not been issued. Management expensed these deferred costs in the quarter ended September 30, 1998, and the cumulative affect of the change in this accounting principle was $151,913.

YEAR 2000 COMPLIANCE

         The Year 2000 issue refers generally to the data structure problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could result in system failures or miscalculations, causing disruptions of a company's operations. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of the Company based on the wrong date. Moreover, even if the Company's systems are Year 2000 compliant, a problem may exist to the extent that third parties with whom the Company deals in financial transactions are not compliant.

         The Federal Deposit Insurance Corporation ("FDIC") has issued guidelines for insured financial institutions with respect to Year 2000 compliance. The Company has developed a Year 2000 action plan based in part on the guidelines and timetables issued by the FDIC. The Company's action plan focuses on four primary areas: (1) information systems, (2) embedded systems located at the Bank's offices, (3) third party and customer relationships, and
(4) contingency planning. The Company has designated a Year 2000 compliance team, headed by its Chief Financial Officer and Chief Executive Officer, who reports to the board of directors. In addition, the Company has engaged outside consultants for purposes of conducting Year 2000 readiness assessments and remediation where necessary.

         Information Systems. The Company has identified all mission critical information ("IT") systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware has been completed, and the Company expects to have mission critical hardware modification or replacement completed during the fourth quarter of 1998. The Company has completed its inventory of mission critical software and is in the process of contacting software vendors for certification of Year 2000 compliance. The Company plans to complete any programming changes to critical systems and commence testing of the new programming in the fourth quarter of 1998. Testing of internal mission-critical systems is scheduled to take place during the first quarter of 1999 and implementation is scheduled to be complete by June 30, 1999.

         Embedded Systems. The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems, and has completed its inventory of mission critical non-IT systems. The Company is in the process of contacting manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any non-compliant components and expects to complete this process for mission critical systems by June 30, 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Bank's operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

         Third-Party and Customer Relationships. The Company is in the process of initiating communications with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its counterparties and customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

         The Company outsources its principal data processing activities to a third-party processor, and the Company is actively communicating with and monitoring the progress of such third-party processor to assess the impact of Year 2000 issues on such third-party processor and its ability to provide such data processing services. The Company will consider new business relationships with alternate providers of products and services if necessary. Additionally, the Company has initiated communications with its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments.

         Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process of formulating a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be completed by the end of first quarter 1999.

         Financial Implications. The Company believes that, since its equipment is new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. The Company currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $15,000 in 1998 and $5,000 in 1999. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans.

         Potential Risks. The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include but are not limited to electric and telephone service, are beyond the control of the Company and the failure of such systems could have a material adverse effect on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Company. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

         The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special meeting of shareholders on October 21, 1998, at which three issues were presented to the shareholders of the Company: i) the approval of the Amended and Restated CNB Holdings, Inc. 1998 Non Qualified Stock Option Plan, ii) the approval of the Amended and Restated CNB Holdings, Inc. 1998 Incentive Stock Option Plan, and iii) the ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors. The meeting was adjourned until November 25, 1998, at which time a final vote will be taken on these matters.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.  The following exhibits are filed with this Report:

                  Exhibit No.       Description
                  -----------       -----------
                  18                Letter on Change in Accounting Principles.

                  27                Financial Data Schedule (for Commission use only).

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date:    November 16, 1998           By:  /s/ H. N. Padget, Jr.
                                                   --------------------------------------------------------
                                                   H. N. Padget, Jr., President and Chief Executive Officer




         Date:    November 16, 1998           By:  /s/ Valerie Donnell
                                                   --------------------------------------------------------
                                                   Valerie Donnell, Chief Financial Officer