Form 10-K
period 1998-12-31
CNB HOLDINGS INC /GA/
filed 1999-03-31
CIK 1058973

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   -----------

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                          Commission File No. 000-23991

`                               CNB HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

         Georgia                                       58-2362335
(State of Incorporation)                 (I.R.S. Employer Identification Number)

  7855 North Point Parkway, Suite 200                   30022-4849
          Alpharetta, Georgia                          (Zip Code)
(Address of Principal Executive Offices)

                                 (770) 650-8262
                (Issuer's Telephone Number, Including Area Code)

                                   -----------

         Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class                  Name of Exchange on Which Registered
   -------------------                  ------------------------------------
           None                                         N/A

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $1.00 par value per share

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for its most recent fiscal year were $748,456.

      The aggregate market value of the common stock held by non-affiliates of the issuer (939,550 shares) on March 29, 1999 was approximately $8,690,838. For the purpose of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

      As of March 29, 1999, there were 1,235,000 shares of the issuer's common stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Documents Incorporated by Reference

      Portions of the issuer's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the "Company") and its wholly-owned subsidiary, Chattahoochee National Bank (the "Bank") in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economies in the Bank's primary service areas, (iii) rapid fluctuations in interest rates,
(iv) the inability of the Bank to maintain regulatory capital standards, and
(v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Item 1. Description of Business

General

      The Company was incorporated under the laws of the State of Georgia on November 5, 1997 and owns all of the outstanding capital stock of the Bank. In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the "Common Stock"), at $10.00 per share. On May 29, 1998, the Company received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance ("DBF") to become a bank holding company. Accordingly, the Company purchased 100% of the Bank's common stock by injecting approximately $9.6 million into the Bank's capital accounts immediately prior to the commencement of banking operations on July 27, 1998.

      The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the company's banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not be able to provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

      At December 31, 1998, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

      The Company's executive office is located at the Bank's facilities, 7855 North Point Parkway, Suite 200, Alpharetta, Georgia, and its telephone number at such location is (770) 650-8262. See "Item 2. Description of Properties."

Business of the Bank

      The Bank was organized in 1998 as a national bank to conduct a commercial banking business from Alpharetta, Georgia. The Bank's primary federal regulator is the Office of the Comptroller of the Currency ("OCC") and the Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank commenced operations on July 27, 1998. The Bank was formed to meet the banking needs of individuals and small-to medium-sized businesses.

      The Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, commercial loans and commercial leases, providing other banking services such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts.

      Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the Loan Committee. The Bank does make any loans to any director or executive officer of the Bank unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

      Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines set forth in 12 U.S.C. Section 84 as an exception to the 15% limit. The Bank's initial lending limit is $1,351,000 for loans not fully secured plus an additional $901,000 (or an aggregate of approximately $2,252,000) for loans which meet the 12 U.S.C. Section 84 guidelines. These limits will increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earnings or losses, among other reasons. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months, in many cases bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit generally is the same as applied by the Bank when making a first mortgage loan, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers. Borrower creditworthiness is affected by general economic conditions, including unemployment rates, interest rates, consumer bankruptcy rates and levels of consumer spending. The principal competitors for consumer loans will be the established banks in the north Fulton County area.

      Real Estate Loans. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans in and around the Bank's primary service area ("PSA"). These loans include certain commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank competes for real estate loans with a number of bank competitors which are well established in the PSA. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may charge lower interest rates to attract borrowers.

      The Bank also originates mortgage loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

      Commercial Loans and Leases. Loans for commercial purposes in various lines of businesses are one of the primary components of the Bank's loan portfolio. The terms of such loans vary by their purpose and underlying collateral (if any). Equipment loans and leases are typically made for a term of five years or less at fixed or variable rates, with the loan or lease fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less and a lease-to-value ratio of 92% or less. Leases have terms not to exceed 36 months and are mostly for heavy equipment used in construction and road building. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases, principal is typically due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers, which in turn is affected by general economic conditions and the strength of the services and retail market segments. In addition, the quality of the borrower's management and its ability to properly evaluate changes in the supply and demand characteristics affecting its respective markets for products and services and to effectively respond to such changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees. The well established banks in the PSA make proportionately more loans to medium-to-large sized businesses than the Bank. Many of the Bank's commercial loans are made to small-to-medium-sized businesses who may be less able to withstand competitive, economic and financial conditions than larger borrowers.

      Other Banking Services. Other bank services include cash management services, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other states. The Bank also offers MasterCard and VISA credit card services through The Banker's Bank, Atlanta, Georgia as an agent for the Bank.

      The Bank also offers to its targeted commercial customers a courier service that will pick up non-cash deposits and minimal cash deposits of up to $200 from the customer's place of business and deliver it to the Bank. The Bank believes that this is an important service for its customers because the Bank currently has only one location. The Bank has contracted with a third party courier service which has been approved by the Georgia Public Service Commission for bank-related work.

      Investments. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

      Deposits. The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations. The Bank offers checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. The primary sources of deposits are residents of, and businesses and their employees located in, the PSA obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. Deposits are generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts and other deposit or funds transfer services which may be permitted by law or regulation. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries (such as private trusts). Qualified deposits are insured by the FDIC in an amount up to $100,000.

      At December 31, 1998, the Bank had two deposit relationships that represented concentrations. The total deposit amounts of these two relationships were $3,060,628 and $1,507,248, approximately 25.4% and 12.5% of total deposits respectively.

      Asset and Liability Management. The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies. The Bank attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and endeavors to manage any gaps in maturity ranges.

      Correspondent Banking. Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. The Bank has a correspondent relationship with several banks, including Compass Bank, Birmingham, Alabama, The Banker's Bank, Atlanta, Georgia, and the Federal Home Loan Bank of Atlanta. At December 31, 1998 the Bank had outstanding participations with its correspondent banks of approximately $800,000.

      Primary Service Area. The PSA represents a geographic area which includes Sandy Springs, Dunwoody, Roswell and Alpharetta. The boundaries of the PSA are represented by the Fulton County/Forsyth County line on the north, the Fulton County/Gwinnett County line on the east, Interstate 285 on the south and the Fulton County/Cobb County line on the west. Areas of the PSA are located within 15 to 30 minutes drive time from Buckhead and downtown Atlanta and 30 to 45 minutes drive time from the north Georgia mountains and Lake Lanier.

      Economic and Demographic Factors. The PSA represents a diverse suburban market made up of older home communities, new golf club communities, municipal facilities, two major shopping malls, numerous dining amenities, growing public and private schools, headquarter locations of major national and international companies and numerous small businesses. The cities of Alpharetta and Roswell are the key economic focal points of the PSA. According to estimates released by the U.S. Census Bureau on November 18, 1997, Alpharetta ranked second in Georgia in terms of population growth between 1990 and 1996, representing a 57.5% change. Roswell ranked twelfth with a population change of 15.6%. The aggregate population of the PSA reported by the U.S. Census totaled 182,502 in 1990, is estimated to be 232,098 in 1996 and is projected to be 264,672 by 2001. The median family income was $78,592 for 1996 and is projected to be $92,983 by 2001. The median age of the adult population is 42.6 years.

      The strength of the economy in north Fulton County relies on its large, diversified small business community. Another significant economic factor of the PSA is the shopping and retail establishments located at North Point Mall. The one mile stretch of land located east of Georgia Highway 400 between Mansell Road and Haynes Bridge Road represents one of the largest commercial retail shopping areas in Georgia. Its major focal point is North Point Mall, which is anchored by six major department stores and 180 specialty shops. The Bank is located at the southern entrance of this retail/commercial area.

      Employees. The Bank has 10 full-time employees and four part-time employees. The Company does not have any employees who are not also employees of the Bank.

      Competition. The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Metropolitan Atlanta area. As of December 31, 1998, the north Fulton County area was served by 13 commercial banks with a total of 63 offices. A number of these competitors are well established in the PSA. Most of them have substantially greater resources and lending limits than the Bank and other certain services, such as extensive and established branch networks and trust services, that the Bank does not provide.

      The regional bank holding companies represented in the PSA are:
NationsBank, N.A., Wachovia Bank of Georgia, First Union National Bank of Georgia, SunTrust Bank, SouthTrust Bank of Georgia, Regions Bank and Colonial Bank. The larger regional banks' presence in the PSA is through branch offices, with many of the customer service functions, as well as authority for loan approval, being located outside of the PSA. There are several community banks located in the PSA. There are also two other de novo banks in the PSA.

      Monetary Policies. The results of operations of the Company and the Bank are significantly affected by the credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

      Data Processing. The Bank has entered into a data processing servicing agreement with FiServ Solutions, Inc. d/b/a FiServ Atlanta. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by Compass Bank, Birmingham, Alabama. Payroll processing is provided by Express Pay, Inc., Alpharetta, Georgia.

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

      The FDIC has issued guidelines for insured financial institutions with respect to Year 2000 compliance. The Company has developed a Year 2000 action plan based in part on the guidelines and timetables issued by the FDIC. The Company's action plan focuses on four primary areas: (i) information systems,
(ii) embedded systems located at the Bank's offices, (iii) third party and customer relationships, and (iv) contingency planning. The Company has designated a Year 2000 compliance team, headed by its Chief Financial Officer and Chief Executive Officer, who reports to the Company's Board of Directors. In addition, the Company has engaged outside consultants for purposes of conducting Year 2000 readiness assessments and remediation where necessary.

      Information Systems. The Company has identified all mission critical IT systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware, and the modification or replacement of such hardware, was completed during the first quarter of 1999. The Company has completed its inventory of mission critical software and has contacted software vendors for certification of Year 2000 compliance. The Company completed all programming changes to critical systems and began testing the new programming in the fourth quarter of 1998. Testing of internal mission-critical systems was completed during the first quarter of 1999 and implementation is scheduled to be completed during the second quarter of 1999.

      Embedded Systems. The Company has performed a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems, and has completed its inventory of mission critical non-IT systems. The Company has contacted manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any non-compliant components and expects to complete this process for mission critical systems by the end of the second quarter of 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Bank's operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

      Third-Party and Customer Relationships. The Company has communicated with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties' include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its counterparties and customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

      The Company outsources its principal data processing activities to a third-party processor, and the Company is actively communicating with and monitoring the progress of such third-party processor to assess the impact of Year 2000 issues on such third-party processor and its ability to provide uninterrupted data processing services. The Company will consider new business relationships with alternate providers of products and services if necessary. Additionally, the Company has communicated with its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

      Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process of formulating a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react, including the possibility that the Bank's deposit customers will have increased demands for cash in the latter part of 1999. The contingency plan will also likely provide for copies of material documents to be produced in case of equipment failure, utilization of security personnel in case of security equipment failure, manual posting of transactions, hiring temporary additional personnel and telephone verification of information normally received by electronic means. The Company's formal Year 2000 contingency plan is expected to be completed by the end of second quarter 1999.

      Financial Implications. The Company believes that, since its equipment is new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. The costs of assessing, testing and remediation of Year 2000 issues totaled approximately $15,000 in 1998 and the Company currently estimates such costs to total approximately $5,000 in 1999. The 1998 costs and anticipated costs for 1999 associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans.

      Potential Risks. The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include, but are not limited to, electric and telephone service, are beyond the control of the Company and the failure of such systems could have a material adverse effect on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers, ability to repay loans to the Company. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

Supervision and Regulation

      The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

      Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA") and the Georgia Bank Holding Company Act, as amended (the "Georgia BHC Act") and is regulated under such acts by the Federal Reserve and the DBF, respectively.

      Under the BHCA and the Georgia BHC Act, the Company is subject to periodic examination by the Federal Reserve and the DBF and is required to file periodic reports of its operations and such additional information as the Federal Reserve and the DBF may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares) or (iii) merging or consolidating with another bank holding company. Acquisition of any additional banks would also require prior approval from the DBF.

      In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.

      Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

      Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to suspend the payment of dividends, terminate any activity, or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that there exists a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's assets available to the FDIC to assist any failing or failed bank subsidiary of the Company.

      The Georgia Code. All Georgia bank holding companies must register with the DBF under the Financial Institutions Code of Georgia (the "Georgia Code"). A registered bank holding company must provide the DBF with information with respect to the financial conditions, operations, management and inter-company relationships of the holding company and its subsidiaries. The DBF may also require such other information as is necessary to keep itself informed about whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may make examinations of any bank holding company and its subsidiaries.

      Glass-Steagall Act. The Company will also be restricted in its activities by the provisions of the Glass-Steagall Act, which will generally limit the ability of the Company to own subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators and may be subject to significant revision as a result.

      National Bank Regulation. The Bank is the only subsidiary of the Company. The Bank is a national banking association and a member of the Federal Reserve. The OCC is the primary regulator for the Bank. The OCC regulates or monitors all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

      Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; and (v) asset quality.

      Transactions with Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

      Branching and Geographic Expansion. The Georgia Code presently permits the establishment of branches by a state or national bank located in Georgia with certain limitations. While banks may establish branches in any county in Georgia, under the Georgia Code, it is unlawful without the prior approval of the DBF (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful for any bank holding company to acquire direct or indirect ownership or control of more than 5% percent of the voting shares of any bank unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. In addition, in any such acquisition by an existing bank holding company, the initial banking subsidiary of such bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

      The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching. As a result of these provisions, banking organizations in other states, most significantly North Carolina, Florida and Alabama, have entered the Georgia market through acquisitions of

Georgia institutions. Those acquisitions are subject to federal and Georgia approval as described above. The Georgia legislation also provides that an out-of-state bank may not enter the State of Georgia through a de novo branch, nor may it enter through the acquisition of less than substantially all of the assets of an existing bank.

      Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

      Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

      Enforcement Policies and Actions. FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. Banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA. Furthermore, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

      Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund ("BIF"), and the Savings Association Insurance Fund ("SAIF")) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.03 to $.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. The Bank has paid premiums at the lower end of this range during its first year of operations.

      Dividends. The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

      As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

      Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "-- Capital Regulations" below.

      Capital Regulations. Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums.

      FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

      The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or
(vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. Tier 1 capital includes stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

      Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

      The Federal Reserve has also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 1-2%.

                                                          Tier 1 Risk-             Total Risk-
        Capital Category         Tier 1 Capital       Based Capital Ratio      Based Capital Ratio
        ----------------         --------------       -------------------      -------------------

Well Capitalized (1)              5% or more              6% or more              10% or more
Adequately Capitalized (1)        4% or more              4% or more              8% or more (2)
Undercapitalized (3)              less than 4%            less than 4%            less than 8% (4)
Significantly Undercapitalized    less than 3%            less than 3%            less than 6%
Critically Undercapitalized       2% or less (5)                --                      --

----------
(1)   An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(5)   Ratio of tangible equity to total assets.

      These capital guidelines can affect the Bank and the Company in several ways. While the Company will initially satisfy its leverage ratio requirements and the Bank will be considered well-capitalized, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank's and the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

      FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what effect these regulations, when implemented, would have on the Company and the Bank.

      Recent and Future Legislative Developments. Revisions to the Bank Secrecy Act in 1996 affected numerous issues, including suspicious activity reporting, funds transfer recording keeping, interim exemption rules, and the definition of "exempt persons" and the way in which banks designate exempt customers.

      The Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted in September 1996. This Act primarily provided arrangements for the recapitalization of the SAIF and regulatory relief for bank holding companies in several significant areas. Bank holding companies that also owned savings associations and were, therefore, subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies, were relieved of such duplicative regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by the OTS. Acquisitions by well-capitalized and well managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings associations) may now be made with only 12 days prior notice to the Federal Reserve, and de novo engagement in such activities by such bank holding companies may be commenced without prior notice and with only subsequent notice to the Federal Reserve. The same legislation also gave regulatory relief to banks in regard to corporate governance, branching, disclosure (under the Real Estate Settlement Procedures Act and the Truth in Lending Act) and other operational areas.

      The Federal Reserve also recently adopted regulations providing for a streamlined application process in connection with acquisitions of banks and bank holding companies by well-capitalized, well-managed bank holding companies. During 1996, changes were also made to the current system used to rate banks.

      On July 3, 1997, President Clinton signed legislation to clarify that branches of state-chartered banks operating in host states are covered by the law of their home chartering state. The Riegle-Neal Amendment Act of 1997 is intended to preserve the dual banking system by having state banks come under only the rules of their chartering states.

      Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHCA to broaden the powers of

"financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

Item 2. Properties

      The Company's executive office is located at the Bank's leased facilities, 7855 North Point Parkway, Suite 200, Alpharetta, Georgia, in Fulton County. The site is located on the east side of Georgia Highway 400 at the intersection of Mansell Road and North Point Parkway. The building is a one-story brick facility which houses three businesses. The Bank has the central location with a small business on each side. The Bank occupies 3,600 square feet of the total 21,600 square feet of the building. The building houses officers, operations, storage and a lobby. The Bank has two indoor teller stations and a vault.

      This location offers high visibility in a high traffic area just south of North Point Mall, and is a neighbor to a large retail shopping center. This area is the central location for business, residential, commuting and shopping in north Fulton County with proximity to Georgia Highway 400. Management believes that the facilities maintained by the Company and the Bank are suitable for its current operations. Management also believes that the Company and the Bank are adequately covered by insurance.

Item 3. Legal Proceedings

      There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders.

      A Special Meeting of Shareholders of the Company (the "Special Meeting") was held on October 21, 1998, at which three proposals were presented to the shareholders of the Company (i) the approval of the Amended and Restated CNB Holdings, Inc. 1998 Non Qualified Stock Option Plan (the "Non Qualified Plan"),
(ii) the approval of the Amended and Restated CNB Holdings, Inc. 1998 Incentive Stock Option Plan (the "Incentive Plan"), and (iii) the ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors. On October 21, 1998, the Special Meeting was adjourned until November 25, 1998. At the reconvened meeting on November 25, 1998, the shareholders of the Company voted as follows:

      1. Approval of the Non Qualified Plan:

              Votes          Votes            Votes          Broker
               FOR          AGAINST        ABSTAINING       NON-VOTES
               ---          -------        ----------       ---------
              662,627       189,908           3,200          43,565

      2. Approval of the Incentive Plan:


              Votes          Votes            Votes          Broker
               FOR          AGAINST        ABSTAINING       NON-VOTES
               ---          -------        ----------       ---------
              657,527       195,508           2,700          43,565

      3. Ratification of auditors:

              Votes          Votes            Votes
               FOR          AGAINST        ABSTAINING
               ---          -------        ----------
              865,500        27,100           6,700

      No other matters were presented or voted for at the Special Meeting.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      A.    Market Information.

            The Common Stock of the Company began trading on the OTC Bulletin Board (the "OTC BB") under the symbol "CHGD" on June 10, 1998. The market for the Company's Common Stock must be characterized as a limited market due to its relatively low trading volume and little analyst coverage. The following table sets forth, for the periods indicated, the quarterly high and low bid price of the Common Stock of the Company reported by the OTC BB. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Fiscal Year Ended December 31, 1998                    Bid
      -----------------------------------           ---------------------
                                                     High            Low
                                                     ----            ---
      Third Quarter............................     $12.00          $8.00
      Fourth Quarter...........................     $ 9.37          $7.50


      B.    Holders of Common Stock.

            As of March 29, 1999, there were 38 record holders of the Common Stock of the Company. This number is exclusive of beneficial owners whose Company Common Stock is held in street name.

      C.    Dividends.

            To date, the Company has not paid any dividends on its Common Stock. As the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

      The Bank is restricted in its ability to pay dividends under national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C.
Section 60(a), which prohibits the Bank from declaring a dividend on its shares of Common Stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Item 6. Management's Discussion and Analysis or Plan of Operation

      The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with information provided in the Company's consolidated financial statements and accompanying footnotes, and with the statistical information appearing elsewhere in this Report under the caption "Selected Statistical Information." Unless otherwise noted, the discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Results of Operations

The Company was organized in November 1997 to serve as a bank holding company for a proposed national bank.

For approximately the first seven months of operation, the main activities centered on seeking, interviewing and selecting a cohesive group of organizers/directors; applying for a national bank charter; applying to become a bank holding company; and filing a Registration Statement (the "Registration Statement") with the Securities and Exchange Commission pursuant to which the Company registered 1,035,000 shares of its Common Stock at an offering price of $10.00 per share. The Company also sold 200,000 shares during a private placement. Upon the Registration Statement's effectiveness, the organizers/directors focused their efforts on the sale of such Common Stock and, by early July 1998, had completed all selling activities. Net of selling expenses, the Company raised $11,405,283 in the offerings. From late April to mid-July, management engaged in activities resulting in the opening of the Bank. During the development stage, from November 5, 1997 ("Inception") to July 27, 1998, net loss amounted to $101,912. Net loss, from the Bank's opening to December 31, 1998, amounted to $607,377. Losses from Inception to December 31, 1998 amounted to $709,305. Often, denovo banks have losses for the first year of operations. The results for 1998 were in line with the Company's expectations.

      In 1998, total assets increased to $22.8 million and total deposits increased to $12.0 million, in addition to the $11.4 million capital injection. Total loans have grown to $14.8 million which creates a loan to deposit ratio of 123.33%.

      Net Interest Income. The Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

      Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the fiscal year ended 1998. As the Company had only minimal operations at December 31, 1997, a comparison of the Company's components of assets and liabilities, interest income and expense as well as their yield/cost would not be meaningful and thus has not been provided.


                                                   December 31, 1998
                                         In thousands (000), except percentages
                                        ---------------------------------------

                                                         Interest
                                              Average    Income/     Yield/
                                              Balance    Earned       Cost
                                              -------    -------      ----
Federal funds sold                            $3,531      $  190      5.41%
Securities                                     1,903         102      5.36%
Loans, net                                     3,883         409     10.53%
                                              ------      ------
     Total earning assets                     $9,317      $  701      7.52%
                                              ======      ======     =====

Interest-bearing deposits                     $3,739         168      4.49%
Other borrowings                                  71           5      7.00%
                                              ------      ------
     Total interest-bearing liabilities       $3,810      $  173      4.54%
                                              ======      ======     =====

Net yield on earning assets                                           2.98%
                                                                     =====

Net interest margin                                                   5.67%
                                                                     =====

      As reflected above, average yield on earning assets amounted to 7.52%, while the average cost of funds amounted to 4.54%. Net interest yield for the period ended December 31, 1998 amounted to 2.98%.

      Non-Interest Income. Non-interest income for the period ended December 31, 1998 amounted to $47,607 and represented .46% of average assets. One of management's goals for 1999 is to improve non-interest income as a percentage of average assets.

      Non-Interest Expense. Non-interest expense for the fiscal year ended December 31, 1998 amounted to $987,359. As a percent of total average assets, non-interest expense amounted to 9.48%. Below are the components of non-interest expense for the fiscal year ended 1998. As the Company had only minimal operations at December 31, 1997, a comparison of the Company's non-interest expense at December 31, 1997, with non-interest expense at December 31, 1998 would not be meaningful and thus has not been produced.


                 Salaries and benefits                $489,133
                 Occupancy and depreciation expense    137,067
                 Legal and professional                160,091
                 Other operating expenses              201,068
                                                      ========
                   Total non-interest expense         $987,359
                                                      ========

      During 1998, $222,000 was provided to the allowance for loan losses. There were no charge-offs during 1998. As of December 31, 1998, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The following table presents an analysis of the net interest earnings of the Bank for the fiscal year ended 1998 with respect to each major category of interest-earning asset and each major category of interest-bearing liability. As the Bank had not commenced banking operations at December 31, 1997, a presentation of an analysis of the net interest earnings of the Bank for the fiscal year ended 1997 cannot be produced.

                                                   December 31, 1998
                                         In thousands (000), except percentages
                                        ---------------------------------------

                                         Average         Interest        Average
                Assets                    Amount          Earned          Cost
                                         -------         --------        -------
Federal funds sold                      $  3,531         $190,672          5.39%
Taxable securities                         1,903          101,513          5.33%
Net loans                                  3,883(1)       408,664(2)      10.52%
                                        --------         --------         -----
  Total earning assets                  $  9,317         $700,849          7.52%
                                        ========         ========         =====


                                         Average         Interest        Average
              Liabilities                 Amount         Expense           Cost
                                         -------         --------        -------
NOW and money market deposits           $  1,438         $ 43,634          3.03%
Savings deposits                               2               62          3.10%
Time deposits                              2,299          124,343          5.41%
Other borrowings                              71            4,668          6.57%
                                        --------         --------         -----
  Total interest-bearing liabilities    $  3,810         $172,707          4.53%
                                        ========         ========         ======
    Net yield on earning assets                                            2.99%
                                                                          ======
    Net interest margin                                                    5.67%
                                                                          ======

----------
(1)   During 1998, all loans were accruing interest.
(2) Interest earned on net loans includes $14,163 in loan fees and loan service fees.

      Rate/Volume Analysis of Net Interest Income. The Rate/Volume Analysis of Net Interest Income cannot be produced as the Bank had not commenced banking operations at December 31, 1997. This fact precludes one from comparing 1998 results to 1997 results.

      Deposits. The following table presents, for the fiscal year ended 1998, the average amount of and average rate paid on each of the described deposit categories. As the Bank had not commenced banking operations at December 31, 1997, a presentation of the average amount of and average rate paid on each of the Bank's deposit categories for the fiscal year ended 1997 cannot be produced.

                                December 31, 1998
                     In thousands (000), except percentages
                     --------------------------------------

                                                     Average          Average
         Deposit Category                            Amount          Rate Paid
         ----------------                            ------          ---------
        Non interest-bearing demand deposits         $  452              --

           NOW and money market deposits              1,438            3.03%
           Savings deposits                               2            3.10%
           Time deposits                              2,299            5.41%

      The following table indicates amounts outstanding of time certificates of deposit less than $100,000 and $100,000 or more and respective maturities at December 31, 1998:

                                               Time
                                     Certificates of Deposits
                                        In thousands (000)
                                        ------------------
             3 months or less                $ 3,166
             3-6 months.......                 2,723
             6-12 months......                 1,210
             over 12 months..                    298
                                             -------
                  Total.......               $ 7,397
                                             =======

      At December 31, 1998, the Bank had two deposit relationships that represented concentrations. The total deposit amounts of these two relationships were $3,060,628 and $1,507,248, approximately 25.4% and 12.5% of total deposits respectively.

Financial Condition

      The following is a presentation of the average consolidated balance sheet of the Company for the fiscal year ended 1998. This presentation includes all major categories of interest earning assets and interest and interest bearing liabilities. As the Company had only minimal operations at December 31, 1997, a comparison of the Company's average consolidated balance sheet at December 31, 1997 with the one presented below would not be meaningful and thus has not been produced.

                           AVERAGE CONSOLIDATED ASSETS
                               In thousands (000)
                  ---------------------------------------------

                                                    December 31, 1998
                                                    -----------------
                    Federal funds sold              $        3,531
                    Taxable securities                       1,903
                    Net loans                                3,883
                                                      -------------
                       Total earning assets         $        9,317
                    Other assets                             1,098
                                                      -------------
                       Total assets                 $       10,415
                                                      =============

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
                               In thousands (000)
          -------------------------------------------------------------

                                                      December 31, 1998
                                                      -----------------

                    Non interest-bearing deposits         $   452
                    NOW and money market deposits           1,438
                    Savings deposits                            2
                    Time deposits                           2,299
                    Other borrowings                           71
                    Other liabilities                         114
                                                          -------
                      Total liabilities                   $ 4,376
                    Stockholders' equity                    6,039
                                                          -------
                      Total liabilities and
                      stockholders' equity                $10,415
                                                          =======


      Loan Portfolio. The following table presents various categories of loans contained in the Bank's loan portfolio for the fiscal year ended December 31, 1998, and the total amount of all loans for such period. As the Bank had not commenced banking operations at December 31, 1997, a presentation of the Bank's loan portfolio for the fiscal year ended 1997 cannot be produced.

                                                           December 31, 1998
  Type of Loan                                             In thousands (000)
  ------------                                             ------------------
           Commercial loans                                 $          8,067
           Real estate - construction                                  1,460
           Real estate - mortgage                                      2,843
           Lease financing                                             1,894
           Installment and other loans to individuals                    568
                                                             ----------------
                   Subtotal                                           14,832
           Less: Allowance for possible loan losses                      222
                   Total (net of allowances)                $         14,610
                                                            ================

      The following is a presentation of an analysis of maturities of loans as of December 31, 1998:

                                                                          In thousands (000)
                                                                          ------------------

                                                                      Due after
                                                     Due in 1          1 Year
                                                     Year or          Less than         Due after
Type of Loan                                           Less            5 Years           5 Years             Totals
------------                                      ------------       -----------       ------------       ------------
Commercial loans                                $       3,210     $        4,687     $         170     $        8,067
Real estate - construction                              1,460                 --                --              1,460
Real estate - mortgage                                  1,310              1,446                87              2,843
Installment and other loans to individuals                276                222                70                568
Lease financing                                           642              1,252                --              1,894
                                                   ===========       ============       ===========       ============
              Total                             $       6,898     $        7,607     $         327     $       14,832
                                                   ===========       ============       ===========       ============

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1998:

                                                      In thousands (000)
                                                      ------------------

                                                Due after 1
                                 Due in 1        Year Less       Due after
Interest Category              Year or Less     than 5 Years      5 Years        Totals
-----------------              -------------    -------------   ------------   ------------
Predetermined interest rate   $       2,641    $       3,252   $        427   $      6,320
Floating interest rate                8,512               --             --          8,512
                               -------------    -------------   -----------    ------------
              Total           $      11,153    $       3,252   $        427   $     14,832
                               =============    =============   ============   ============

      As of December 31, 1998, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

      As of December 31, 1998, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

      Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. During 1998, all loans were accruing interest.

      Summary of Loan Loss Experience. An analysis of the Bank's loan loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses. As the Bank had not commenced banking operations at December 31, 1997, an analysis of the Bank's loan loss experience for the fiscal year ended 1997 cannot be produced.

               Analysis of the Allowance for Possible Loan Losses

                                                               December 31, 1998
                                                               -----------------

Balance at beginning of period                                         $      0
Charge-offs:
  Commercial loans                                                            0
  Real estate - construction                                                  0
  Real estate - mortgage                                                      0
  Installment and other loans to individuals                                  0
  Lease financing                                                             0
                                                                       --------
    Total                                                                     0
Recoveries
  Commercial loans                                                            0
  Real estate - construction                                                  0
  Real estate - mortgage                                                      0
  Installment and other loans to individuals                                  0
  Lease financing                                                             0
                                                                       --------
    Total                                                                     0
                                                                       --------
Net charge-offs                                                               0
Additions charged to operations                                         222,000
                                                                       --------
Balance at end of period                                               $222,000
                                                                       ========

     Ratio of net charge-offs during the period to average loans
     outstanding during the period                                            0%
                                                                       ========

      At December 31, 1998, the allowance for possible loan losses was allocated as follows:

                                                                   Percent of
                                                                    loans in
                                                                      each
                                                                   category to
                                                 Amount            total loans
                                                 ------            -----------
 Commercial loans                              $     119,880                54%
 Real estate - construction                           22,200                10%
 Real estate - mortgage                               42,180                19%
 Installment and other loans to individuals            8,880                 4%
 Lease financing                                      28,860                13%
 Unallocated                                               0                 0%
                                                 ------------     --------------
      Total                                    $     222,000               100%
                                                 ============     ==============

      Loan Loss Reserve. In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 1998, 54% of outstanding loans are in the category of commercial loans, which includes commercial and industrial. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, over 85% of these commercial loans at December 31, 1998 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

      Real estate mortgage loans constituted 19% of outstanding loans at December 31, 1998. All loans in this category represent commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

      Real estate construction loans were 10% of outstanding loans as of December 31, 1998. The amount of the original loan does not exceed 80% of the appraised value of the collateral. Generally, these loans are owner occupied real estate, not leased facilities.

      Lease financing represent 13% of the loan portfolio at December 31, 1998. These leases are generally for income producing commercial equipment, such as heavy machinery used in construction and road building.

      The Bank's consumer loan portfolio constituted 4% of outstanding loans at December 31, 1998. At December 31, 1998 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      A review of the loan portfolio by an independent firm will be conducted annually beginning in 1999. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review will include analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report will be approved by the Bank's Board of Directors and management of the Bank. In addition to the above review, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

      Investments. As of December 31, 1998, investment securities comprised approximately 25% of the Bank's assets, federal funds sold comprised approximately 1.7% of the Bank's assets, and net loans comprised approximately 64% of the Bank's assets.

      The following table presents, for the period indicated, the book value of the Bank's investments. All securities held at December 31, 1998 were categorized as available-for-sale. As the Bank had not commenced banking operations at December 31, 1997, a presentation of the Bank's investments for the fiscal year ended 1997 cannot be produced.


      Investment Category
      -------------------

      Available-for-Sale:                                      December 31, 1998
      -------------------                                      -----------------

           Obligations of U.S. Treasury and other U.S. agencies    $5,702,770
           Federal Reserve Bank stock                                 288,000
           Federal Home Loan Bank stock                                51,100
                                                                   ----------
                 Total                                             $6,041,870
                                                                   ==========

      The following table indicates, for the fiscal year ended December 31, 1998, the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:



        Investment Category
        -------------------

                                                                        Weighted
                                                                         Average
       Available-for-Sale:                                      Amount   Yield (1)
       -------------------                                      ------   ---------
       Obligations of U.S. Treasury
       and other U.S. agencies:
              0-1 year                                     $        0          0
              Over 1 through 5 years                        5,702,770      5.12%
              Over 5 through 10 years                               0         0
              Over 10 years                                         0         0
              Federal Reserve Bank stock, no maturity         288,000      6.00%
              Federal Home Loan Bank stock, no maturity        51,100      7.00%
                                                           ----------      ----
            Total                                          $6,041,870      5.23%
                                                           ==========      ====

----------
(1)   The Bank has not invested in any tax-exempt obligations.

      Return on Equity and Assets. Returns on average consolidated assets and average consolidated equity for fiscal year ended December 31, 1998 are presented below. As the Bank had not commenced banking operations at December 31, 1997, a presentation of the Bank's returns on average consolidated assets and average consolidated equity cannot be produced.

                                                        December 31, 1998
                                                        -----------------

Loss on average assets                                         (6.54%)
Loss on average equity                                        (11.28%)
Average equity to average assets ratio                          57.98%
Dividend payout ratio                                              N/A

      Liquidity and Interest Rate Sensitivity. Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

      Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks.

      The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1998 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                            After 3      After 6      After 1
                                                           months but     months      year but
                                              Within 3     within 6     but within    within 5     After 5
                                               months       months        1 year       years        years        Totals
                                               -------      -------      --------     -------      -------      -------
EARNING ASSETS
Loans                                          $10,616      $   537      $     --     $ 3,252      $   427      $14,832
US Government and agency securities                                                     5,703          339        6,042
Fed funds sold                                     380           --            --           --                      380
                                               -------      -------      --------     -------      -------      -------
    Total earning assets                       $10,996      $   537      $     --     $ 8,955      $   766      $21,254
                                               =======      =======      ========     =======      =======      =======

FUNDING SOURCES
Demand deposits, interest-bearing
  demand and savings                           $ 4,614      $    --      $     --     $    --      $    --      $ 4,614
Certificates, less than $100M                        5        1,163           907         198           --        2,273
Certificates $100M and over                      3,161        1,245           718          --           --        5,124
                                               -------      -------      --------     -------      -------      -------
Total interest-bearing liabilities             $ 7,780      $ 2,408      $  1,625     $   198      $    --      $12,011
                                               =======      =======      ========     =======      =======      =======

Interest-sensitivity gap                       $ 3,216      $-1,871      $ -1,625     $ 8,757      $   766      $ 9,243
Cumulative interest-sensitivity gap            $ 3,216      $ 1,345      $   -280     $ 8,477      $ 9,243      $ 9,243
Interest-sensitivity gap ratio                  15.13%       -8.80%        -7.64%      41.20%        3.60%       43.48%
Cumulative interest-sensitivity gap ratio       15.13%        6.33%        -1.31%      39.88%       43.48%       43.48%

      As evidenced by the table above, the Company is cumulatively asset sensitive. In a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. With respect to the Company, an increase in interest rate would result in higher earnings while a decline in interest rates will reduce income. This, however, assumes that all other factors affecting income remain constant.

      As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a bi-monthly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $12.0 million in 1998. Below are the pertinent liquidity balances and ratios for the period from Inception to December 31, 1998.

            Cash and cash equivalents                       $       1,053,182
            Federal fund sold                               $         380,000
            Securities                                      $       6,041,870
            CDs, over $100,000 to total deposits ratio                  42.66%
            Loan to deposit ratio                                       123.49%
            Brokered deposits                                              N/A

      At December 31, 1998, large denomination certificates accounted for 42.66% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Fulton County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Fulton County, as outside depositors are more likely to be interest rate sensitive.

      Cash and cash equivalents are the primary source of liquidity. At December 31, 1998, cash and cash equivalents amounted to $1.05 million, representing 4.62% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $5.7 million of the $6.04 million in the Bank's securities portfolio is scheduled to mature in 2001.

      Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1998, the Bank had no brokered deposits in its portfolio.

      Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

      Capital Adequacy. There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

      The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

      The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total average assets. For banks that are not rated CAMEL 1 by their primary regulator (which includes the Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 %, depending upon risk profiles and other factors.

      In 1997, a rule was adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies have also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

      The table below illustrates the Bank's and Company's regulatory capital ratios at the date indicated:


                                                                      Minimum
                                                                    regulatory
                                          December 31, 1998         requirement
                                         ---------------------    --------------
 Bank
 Tier 1 Capital                                    58.9%                 4.0%
 Tier 2 Capital                                     1.3%                --
                                         ---------------------    --------------
        Total risk-based capital ratio             60.2%                 8.0%
                                         =====================    ==============

 Leverage Ratio                                    46.6%                 4.0%
                                         =====================    ==============

 Company - Consolidated
 Tier 1 Capital                                    70.0%                4.0%
 Tier 2 Capital                                     1.3%                 --
                                         ---------------------    --------------
        Total risk-based capital ratio             71.3%                 8.0%
                                         =====================    ==============

 Leverage ratio                                    54.4%                 4.0%
                                         =====================    ==============

      The above ratios indicate that the capital positions of the Bank and the Company are sound and that both are well positioned for future growth.

Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Retroactive application to financial statements of prior periods is not required. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

      In October 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 134 (SFAS 134). "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998, and amends Statement of Financial Accounting Standards No. 65. "Accounting for Certain Mortgage Banking Activities," which revises the accounting for retained securities and beneficial interests. The adoption of SFAS 134 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5") which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company elected to early adopt SOP 98-5 for the year ended December 31, 1998. The cumulative effect of this accounting change resulted in a charge to earnings of approximately $47,000.

Effects of Inflation and Changing Prices

      Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' increased costs of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Item 7. Financial Statements

      The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning at page F-1 and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no occurrence requiring a response to this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information appearing under the heading "Election of Directors" and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "1999 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on May 19, 1999, is incorporated herein by reference.

Item 10. Executive Compensation

      The information appearing under the heading "Compensation of Executive Officers and Directors" in the 1999 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 1999 Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationship and Related Transactions

      The information appearing under the caption "Certain Relationships and Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

      (a) Exhibits. Periodic reports, proxy statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company. The Company's SEC file number reference is Commission File No. 0-23991.

Exhibit           Description
-------           -----------
3.1               Articles of Incorporation of the Company (Incorporated herein by reference to the exhibit of the same number of the Company's Registration Statement on Form SB-2 filed on April
                  1, 1998 (Commission File No. 333-49137))
3.2               Bylaws of the Company (Incorporated herein by reference to the exhibit of the same number of the Company's Registration
                  Statement on Form SB-2 filed on April 1, 1998 (Commission File
                  No. 333-49137))
4.2               See Exhibits 3.1 and 3.2 hereto for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Common Stock.
10.1              Shopping Center Form Lease, dated March 23, 1998, between W.B.
                  Wiggins, Jr., and Chattahoochee National Bank (Incorporated herein by reference to the exhibit of the same number of the Company's Registration Statement on Form SB-2 filed on April
                  1, 1998 (Commission File No. 333-49137))
10.2              Employment Agreement, dated as of November 1, 1997 among
                  Chattahoochee National Bank (In Organization), CNB Holdings,
                  Inc. and H. N. Padget, Jr. (Incorporated herein by reference to the exhibit of the same number of the Company's
                  Registration Statement on Form SB-2 filed on April 1, 1998
                  (Commission File No. 333-49137))
10.3              Form of CNB Holdings, Inc. Organizers' Warrant Agreement
                  (Incorporated herein by reference to the exhibit of the same number of the Company's Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))
10.4              Amended and Restated CNB Holdings, Inc. 1998 Incentive Stock
                  Option Plan (Incorporated herein by reference to Annex B of the Company's Proxy Statement dated October 2, 1998
                  (Commission File No. 0-23991))
10.5              Amended and Restated CNB Holdings, Inc. 1998 Non-Qualified
                  Stock Option Plan (Incorporated herein by reference to Annex A of the Company's Proxy Statement dated October 2, 1998
                  (Commission File No. 0-23991))
18.0              Letter On Change In Accounting Principles (Incorporated herein by reference to the exhibit of the same number of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (Commission File No. 0-23991))
21.1              Subsidiary of CNB Holdings, Inc.
27.1              Financial Data Schedule

      (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed by the Company during the fourth quarter of 1998.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB HOLDINGS, INC.

 Dated:  March 31, 1999         By:      /S/H. N. Padget, Jr.
                                    -------------------------------------------
                                          H. N. Padget, Jr.
                                          President and Chief Executive Officer
                                         (Principal Executive Officer)

Dated:  March 31, 1999          By:      /S/Danny F. Dukes
                                    -------------------------------------------
                                          Danny F. Dukes
                                          Chief Financial Officer
                                         (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

/S/W. David Sweatt
---------------------------------------------           Date: March 31, 1999
W. David Sweatt, Chairman of the Board of
Directors

/S/Michael L. Aldredge
---------------------------------------------           Date: March 31, 1999
Michael L. Aldredge, Director

/S/C. Dan Alford
---------------------------------------------           Date: March 31, 1999
C. Dan Alford, Director

/S/Patricia R. Grimes
---------------------------------------------           Date: March 31, 1999
Patricia R. Grimes, Director

/S/ William H. Groce, Jr.
---------------------------------------------           Date: March 31, 1999
William H. Groce, Jr., Secretary and Director

/S/David R. Hink
---------------------------------------------           Date: March 31, 1999
David R. Hink, Director

/S/Mary E. Johnson
---------------------------------------------          Date: March 31, 1999
Mary E. Johnson, Director

/S/Robert W. Johnston
---------------------------------------------           Date: March 31, 1999
Robert W. Johnston, Director

/S/Heber N. Padget, Sr.
---------------------------------------------           Date: March 31, 1999
Heber N. Padget, Sr., Director

/S/John A. Pond
---------------------------------------------           Date: March 31, 1999
John A. Pond, Director

/S/Reid W. Simmons
---------------------------------------------           Date: March 31, 1999
Reid W. Simmons, Director

/S/W. Darrell Sumner
---------------------------------------------           Date: March 31, 1999
W. Darrell Sumner, Director

/S/H.N. Padget, Jr.
---------------------------------------------           Date: March 31, 1999
H.N. Padget, Jr., President, Chief Executive
Officer and Director
(Principal Executive Officer)

/S/Danny F. Dukes
---------------------------------------------           Date: March 31, 1999
Danny F. Dukes, Chief Financial Officer
(Principal  Accounting Officer)

                        CNB Holdings, Inc. and Subsidiary
                              Financial Statements
                           Year ended December 31, 1998
                           and period from Inception to
                                December 31, 1997

                                    Contents

Report of Independent Certified Public Accountants                      2

Consolidated and Parent-Only Financial Statements

       Balance sheets                                                   3

       Statements of loss                                             4-5

       Statements of changes in stockholders' equity                    6

       Statements of cash flows                                         7

       Notes to financial statements                                 8-26

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
CNB Holdings, Inc. and Subsidiary
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of CNB Holdings, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of CNB Holdings, Inc. (a Development Stage Corporation) for the period from inception (November 5, 1997) to December 31, 1997, were audited by Bricker & Melton, P.A., whose practice has been combined with our Firm and whose report dated February 27, 1998, expressed an unqualified opinion on those statements; such report contained an explanatory paragraph relating to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNB Holdings, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, CNB Holdings, Inc. and subsidiary changed their method of accounting for deferred organization costs in 1998.

Duluth, Georgia
January 29, 1999

                        CNB Holdings, Inc. and Subsidiary

                           Consolidated Balance Sheets

December 31,                                                                      1998            1997
======================================================================================================
                                                                                         (Parent only)

Assets

Cash and due from banks (Note 2)                                          $  1,053,182    $     60,698
Federal funds sold                                                             380,000              --
Investment securities available for sale (Note 3)                            5,702,770              --
Other investments (Note 3)                                                     339,100              --
Loans and leases receivable, net of allowance for loan and lease
  losses of $222,000 in 1998 (Notes 4 and 10)                               14,609,983              --
Premises and equipment, net (Note 5)                                           470,523          60,947
Accrued interest receivable                                                    140,547              --
Other assets                                                                   120,465          73,400
------------------------------------------------------------------------------------------------------

Total Assets                                                              $ 22,816,570    $    195,045
======================================================================================================

Liabilities and Stockholders' Equity

Liabilities
  Deposits:  (Notes 9 and 13)
    Noninterest-bearing demand                                            $  1,346,146    $         --
    Interest-bearing demand and money market                                 3,268,262              --
    Time deposits of $100,000 or more                                        5,124,023              --
    Other time deposits                                                      2,272,812              --
------------------------------------------------------------------------------------------------------

Total deposits                                                              12,011,243              --
------------------------------------------------------------------------------------------------------

Accrued interest payable                                                        30,764              --
Note payable                                                                        --          57,479
Accounts payable and other liabilities (Note 6)                                 69,306          45,845
------------------------------------------------------------------------------------------------------

Total liabilities                                                           12,111,313         103,324
------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 5 and 17)

Stockholders' equity (Note 11)
  Preferred stock, par value not stated; 10,000,000 shares
    authorized, no shares issued and outstanding                                    --              --
  Common stock, par value $1.00; 10,000,000 shares authorized,
    1,235,000 and 0 shares issued and outstanding, respectively              1,235,000              --
  Capital surplus                                                           10,170,283         120,000
    Accumulated deficit                                                       (709,289)        (28,279)
    Accumulated other comprehensive income - market valuation reserve
      on investment securities available for sale (Note 3)                       9,263              --
------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  10,705,257          91,721
------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                $ 22,816,570    $    195,045
======================================================================================================

    See accompanying notes to consolidated and parent-only financial statements.

                        CNB Holdings, Inc. and Subsidiary

                         Consolidated Statements of Loss

                                                                                         For the period
                                                            For the year ended        from inception to
                                                             December 31, 1998        December 31, 1997
=======================================================================================================
                                                                                          (Parent only)

Interest income
  Loans and leases, including fees                                   $ 408,664                $      --
  Investment securities:
     U.S. Treasury securities                                           64,667                       --
     U.S. Government agencies and corporations                          26,267                       --
     Other investments                                                  10,579                      736
  Federal funds sold                                                   190,672                       --
-------------------------------------------------------------------------------------------------------
Total interest income                                                  700,849                      736
-------------------------------------------------------------------------------------------------------

Interest expense
  Interest-bearing demand and money market                              43,634                       --
  Time deposits of $100,000 or more                                    107,986                       --
  Other time deposits                                                   16,419                       --
  Other borrowings (Note 6)                                              4,668                       --
-------------------------------------------------------------------------------------------------------
Total interest expense                                                 172,707                       --
-------------------------------------------------------------------------------------------------------

Net interest income                                                    528,142                      736

Provision for loan losses (Note 4)                                     222,000                       --
-------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                    306,142                      736
-------------------------------------------------------------------------------------------------------

Other income
  Service charges on deposit accounts                                      916                       --
  Other income                                                          46,691                       --
-------------------------------------------------------------------------------------------------------
Total other income                                                      47,607                       --
-------------------------------------------------------------------------------------------------------

Other expense
  Salaries and other compensation                                      420,425                   25,516
  Employee benefits                                                     68,708                       --
  Net occupancy and equipment expense                                  137,067                       --
  Professional and outside services                                    160,091                       --
  Other expense                                                        201,068                    3,499
-------------------------------------------------------------------------------------------------------
Total other expense                                                    987,359                   29,015
-------------------------------------------------------------------------------------------------------

Loss before income tax benefit                                        (633,610)                 (28,279)

Income tax benefit (Note 8)                                                 --                       --
-------------------------------------------------------------------------------------------------------

Loss before cumulative effect of change in accounting principle       (633,610)                 (28,279)

Cumulative effect on prior years of change in accounting
  principle for deferred organization costs, net of tax (Note 16)      (47,400)                      --
-------------------------------------------------------------------------------------------------------

Net loss                                                             $(681,010)               $ (28,279)
=======================================================================================================

    See accompanying notes to consolidated and parent-only financial statements.

                                   (Continued)

                        CNB Holdings, Inc. and Subsidiary

                                                                                         For the period
                                                            For the year ended        from inception to
                                                             December 31, 1998        December 31, 1997
=======================================================================================================
                                                                                          (Parent only)

Basic loss per common share: (Note 1)

  Loss before cumulative effect of change in accounting principle    $   (.90)                 $     --

  Cumulative effect on prior years of change in
     accounting principle for deferred organization
     costs, net of tax (Note 16)                                         (.07)                       --
-------------------------------------------------------------------------------------------------------

Basic loss per common share                                          $   (.97)                 $     --
=======================================================================================================

    See accompanying notes to consolidated and parent-only financial statements.

                        CNB Holdings, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                           Accumulated
                                                                                                 Other
                                                                                         Comprehensive
                                                                                         Income-Market
                                                        Comprehensive     Accumulated        Valuation        Common
                                                Total          Income         Deficit          Reserve         Stock        Surplus
====================================================================================================================================
Balance at inception
   (Parent only)                         $         --                    $         --    $         --   $         --   $         --

Capital contribution                          120,000                              --              --             --        120,000

Comprehensive income:
   Net loss                                   (28,279)   $    (28,279)        (28,279)             --             --             --
                                                         -------------
Comprehensive income (loss)                              $    (28,279)
                                                         =============
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997
   (Parent only)                               91,721                         (28,279)             --             --        120,000

Capital contribution                          240,000                              --              --             --        240,000

Proceeds from sale of
   capital stock, net of
   expenses                                11,405,283                              --              --      1,235,000     10,170,283

Repayment of initial
   capital contribution                      (360,000)                             --              --             --       (360,000)

Comprehensive income:
   Net loss                                  (681,010)   $   (681,010)       (681,010)             --             --             --
   Other comprehensive
     income, net of tax:
       Market valuation
         adjustment on
         securities
         available for sale                     9,263           9,263              --           9,263             --             --
                                                         -------------
Comprehensive income (loss)                              $   (671,747)
                                                         =============
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             $ 10,705,257                    $   (709,289)   $      9,263   $  1,235,000   $ 10,170,283
====================================================================================================================================

    See accompanying notes to consolidated and parent-only financial statements.

                        CNB Holdings, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                                                      For the period
                                                                                         For the year ended        from inception to
                                                                                          December 31, 1998        December 31, 1997
====================================================================================================================================
                                                                                                                       (Parent only)

Cash flows from operating activities
  Net loss                                                                                     $   (681,010)           $    (28,279)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
       Net accretion of investment securities                                                         7,077                      --
       Depreciation and amortization of premises and equipment                                       54,871                      --
       Provision for loan losses                                                                    222,000                      --
       Cumulative effect of change in accounting for organization costs
                                                                                                     47,400                      --
       Increase in other assets                                                                     (94,464)                (73,400)
       Increase in accrued interest receivable                                                     (140,547)                     --
       Increase in accrued interest payable                                                          30,764                      --
       Increase in accounts payable and other liabilities                                            17,794                  45,845
------------------------------------------------------------------------------------------------------------------------------------

Net cash used by operating activities                                                              (536,115)                (55,834)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchases of investment securities available for sale                                          (5,865,109)                     --
  Purchases of other investments                                                                   (339,100)                     --
  Paydowns of investment securities available for sale                                              170,191                      --
  Loans originated, net of principal repayments                                                 (14,831,983)                     --
  Purchases of premises and equipment                                                              (464,447)                (60,947)
------------------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                           (21,330,448)                (60,947)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from capital stock, net of expenses                                                   11,405,283                      --
  Net increase in demand, money market and savings deposits                                       4,614,408                      --
  Time deposits accepted, net of repayments                                                       7,396,835                      --
  Proceeds from other borrowings                                                                         --                  57,479
  Repayment of other borrowings                                                                     (57,479)                     --
  Proceeds from initial capital contribution                                                        240,000                 120,000
  Repayment of initial capital contribution                                                        (360,000)                     --
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                        23,239,047                 177,479
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                         1,372,484                  60,698

Cash and cash equivalents at beginning of year                                                       60,698                      --
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                                       $  1,433,182            $     60,698
====================================================================================================================================
Supplemental disclosures of cash paid
  Interest                                                                                     $    141,943            $         --
  Income taxes                                                                                           --                      --
====================================================================================================================================

    See accompanying notes to consolidated and parent-only financial statements.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

1. Summary of Significant Accounting Policies

CNB Holdings, Inc. provides a full range of banking and bank-related services to individual and corporate customers through its bank subsidiary, located in north Fulton County, Georgia. CNB Holdings, Inc. and subsidiary are subject to intense competition from other financial institutions and are also subject to the regulations of certain government agencies and, therefore, undergo periodic examinations by those regulatory authorities.

The accounting and reporting policies of CNB Holdings, Inc. and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

Basis of Presentation

CNB Holdings, Inc. (the Parent Company) was incorporated under the laws of the State of Georgia on November 5, 1997, to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act to organize and own 100 percent of the issued and outstanding capital stock of Chattahoochee National Bank (the
Bank), an association organized under the laws of the United States, which was incorporated in 1998 and began as a general banking business on July 27, 1998 as a wholly-owned subsidiary of the parent company. The 1998 consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiary, the Bank, collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements for the period from inception (November 5, 1997) to December 31, 1997, are for CNB Holdings, Inc. (a Development Stage Corporation), the Parent Company only.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For instance, material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

Investment securities available for sale are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related tax effect. Other investments are reported at cost and, accordingly, earnings are reported when interest is accrued or when dividends are received.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the straight-line and interest methods over the period to the maturity of the related securities. Premium on mortgage-backed securities are amortized (deducted) and accreted (added), respectively, to interest income using a method which approximates a level yield over the period to maturity of the related securities, taking into consideration assumed prepayment patterns.

Gains or losses on disposition are computed by the specific identification method for all securities.

Loans and Leases Receivable

Loans are reported at the gross amount outstanding, less a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Interest income on nonaccrual loans is recognized on a cash basis, if there is no doubt of future collection of principal.

The Bank originates commercial financing leases. Leases receivable are reported at the total of minimum lease payments receivable from lessees. The difference between the total of minimum lease payments and the cost associated with the leases is recorded as deferred revenue. Interest income is recognized over the terms of the leases based on the imputed interest rates of the lease. When interest is recognized, a reduction in deferred revenue is recorded.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans or leases that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and leases and takes into consideration such factors as the balance of impaired loans and leases, changes in the nature and volume of the loan and lease portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and a review of specific problem loans or leases. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan and lease losses, while subsequent recoveries are added to the allowance.

A loan or lease is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan or lease agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgement about information available to them at the time of their examinations.

Sale of Loans

The Bank originates and sells participations in certain loans. Gain or losses on the sale of loans are recorded in non-interest income, based on the net proceeds received in the recorded investment in the loan sold.

Premises and Equipment

Bank premises, furniture and equipment, and leasehold improvements are reported at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using primarily straight-line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. When property is disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. For federal tax reporting purposes, depreciation and amortization are computed using primarily accelerated methods.

Income Taxes

The tax effects of transactions are recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Recognition of deferred tax asset balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur in the near term.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

Earnings Per Common Share

Earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during each year, which totaled 700,068 shares for the year ended December 31, 1998. There were no shares outstanding for the period from inception to December 31, 1997. There were no potentially dilutive common shares at December 31, 1998.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

Stock-Based Compensation

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, no compensation expense is recognized when the exercise price in the granted options is equal to or greater than the market price of the underlying stock at the date of grant.

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Company originates financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve varying degrees of risk in excess of the amounts recognized in the consolidated balance sheet. Commitments to extend credit represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many commitments expire without being funded, total commitment amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; and property, plant and equipment. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party.

Fair Values of Financial Instruments

The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note 15):

Cash and cash equivalents - For other investments, which consist of common stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta, the carrying amount approximates fair value.

Investment securities - The fair value of investment securities available for sale is estimated based on bid quotations received from independent pricing services. The carrying amount of other investments approximates fair value.

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance-sheet instruments - The fair value for off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 1998. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

New Accounting Pronouncements

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

Effective November 5, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of FASB Statement No. 125," which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 did not have a significant impact on the consolidated financial condition or results of operations of the Company.

Disclosure of Information About Capital Structure

Effective November 5, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure.

Reporting Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions only in stockholders' equity accounts. All comparative annual and interim financial statements will present a comprehensive income statement disclosure for all years presented.

Segment Reporting

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking services to individual, commercial, and government customers. Because Management of the Company views and operates the Bank as one versus multiple segments, no segmentation of bank operations between services, types of customers and market areas is provided. Parent Company only financial information is provided in Note 18.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

Employer Disclosure About Pension and Other Postretirement Benefits

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Benefits." SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits.

Pending Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 (SFAS 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998, and amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," which revises the accounting for retained securities and beneficial interests. The adoption of SFAS 134 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

2. Cash and Due From Banks

The Federal Reserve Board requires that banks maintain reserve balances with the Federal Reserve Bank or in cash on hand, based on the institution's deposit balances. At December 31, 1998, the Bank's reserve requirement had not been required to be computed or reported to the Federal Reserve Bank.

3. Investment Securities

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                 Amortized  Unrealized  Unrealized       Market
December 31, 1998                     Cost       Gains      Losses        Value
================================================================================

U.S. Treasury obligations      $4,028,752      $21,641     $(7,348)  $4,043,045
U.S. Government agencies and
   corporations                 1,659,088        1,406        (769)   1,659,725
--------------------------------------------------------------------------------

                               $5,687,840      $23,047     $(8,117)  $5,702,770
================================================================================

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

Other investments consists of common stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta.

In 1998, the unrealized gain on available-for-sale securities was $14,930, or $9,263 net of $5,667 in tax, and is included as a separate component of stockholders' equity.

The amortized cost and estimated market value of investment securities available for sale, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                    Investment Securities
                                                     Available for Sale
                                              ----------------------------------
                                                   Amortized             Market
December 31, 1998                                       Cost              Value
================================================================================

Due in one year or less                           $       --         $       --
Due after one year through three years             4,028,752          4,043,045
Mortgage-backed securities                         1,659,088          1,659,725
--------------------------------------------------------------------------------

                                                  $5,687,840         $5,702,770
================================================================================

At December 31, 1998, the Bank had no municipal deposits which required pledged securities.

At December 31, 1998, the Bank had no outstanding off-balance-sheet derivative financial instruments, such as swaps, options, futures, or forward contracts.

4. Loans and Leases Receivable

Major classifications of loans and leases are as follows:

December 31,                                               1998
================================================================

Commercial loans                                   $  8,066,156
Commercial leases                                     1,893,655
Real estate--commercial and residential               4,303,328
Installment loans to individuals                        568,844
----------------------------------------------------------------
Total loans                                          14,831,983
Less:   Allowance for loan and lease losses             222,000
----------------------------------------------------------------

Loans and leases receivable, net                   $ 14,609,983
================================================================

Most of the Bank's business activity is with customers located within north Fulton County and the surrounding area. As of December 31, 1998, the Bank had approximately $4,347,225 of its loan portfolio secured by real estate.

At December 31, 1998, the Bank has no loans or leases which are considered impaired.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

The following is a summary of transactions in the allowance for loan and lease losses:

Year ended December 31,                                   1998
===============================================================

Balance, beginning of year                            $     --
Provision charged to expense                           222,000
Loans charged off                                           --
Recoveries of loans previously charged off                  --
---------------------------------------------------------------

Balance, end of year                                  $222,000
===============================================================

5. Premises and Equipment

Premises and equipment are comprised of the following:

December 31,                                            1998              1997
===============================================================================
                                                                 (Parent only)

Leasehold improvements                              $ 76,469           $    --
Furniture, fixtures and equipment                    448,925            60,947
-------------------------------------------------------------------------------
                                                     525,394            60,947
Less accumulated depreciation and amortization        54,871                --
-------------------------------------------------------------------------------

Premises and equipment, net                         $470,523           $60,947
===============================================================================

Depreciation and amortization expense totaled $54,871 for 1998. No depreciation was recorded in 1997.

The Company operates out of offices in a retail facility pursuant to an operating lease at a monthly rental of $5,453. Rental expense was $49,073 in 1998.

Future minimum lease payments under the operating lease are as follows:

Years ending December 31,
==========================================

   1999                          $ 65,430
   2000                            65,430
   2001                            65,430
   2002                            65,430
   2003                            39,258
------------------------------------------

                                 $300,978
==========================================

6. Short-Term and Other Borrowings

On July 27, 1998, management obtained a $2,500,000 federal funds accommodation from a bank at the lending bank's federal funds cost plus 0.25 percent. Any advances under this line, plus interest, are due the following business day. The line of credit is unsecured.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

The Bank may not maintain a balance under the line for more than 14 days in a 30-day period. All amounts borrowed under this line were repaid as of December 31, 1998.

On November 19, 1997, management obtained a $1,000,000 federal funds credit line from a bank at a rate determined solely by the lending bank and subject to change daily. Advances under the line plus interest were due the following business day. The Bank did not borrow under the line for a period of more than 14 consecutive days. Personal guarantees of the organizers, up to $66,667 each, were required by the lender. This line of credit was used to repay (without interest) the Organizer's initial funding of the Company and provided additional operating funds until equity funding was obtained in 1998. Approximately $295,900 was drawn against this line of credit in 1997 and was repaid in full in 1998. The line of credit expired in 1998.


7. Employee Benefits Plan

Effective October 1, 1998, the Company established a contributory 401(k) employee profit sharing plan, subject to certain minimum age and service requirements. Under the provisions of the plan, participants may contribute from 1 to 15 percent of their salaries, up to the legal contribution limit. The Company may elect to make a matching contribution to the plan at the discretion of the Board of Directors. Amounts expensed in the year ended December 31, 1998, as a result of the Company's contributions to the plan, totaled $609. Eligible employees become 33.3 percent vested in the Company's contributions to the plan for each year of service. Eligible employees become fully vested in the plan after three years.


8. Income Taxes

The following are the components of income tax expense as provided:

                                                                 For the period
                                       For the year ended     from inception to
                                        December 31, 1998     December 31, 1997
================================================================================
                                                                  (Parent only)

Current income tax provision                     $    --                $    --
Deferred income tax benefit                           --                     --
--------------------------------------------------------------------------------

                                                 $    --                $    --
================================================================================

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

                                                                                         For the period
                                                                For the year ended    from inception to
                                                                 December 31, 1998    December 31, 1997
========================================================================================================
                                                                                          (Parent only)

Pretax income (loss)                                                    $(681,010)            $ (28,279)
========================================================================================================

Income tax (benefit) computed at federal statutory tax rate             $(231,543)            $  (9,615)
Increase (decrease) resulting from:
   Nondeductible meals and entertainment                                    2,876                   525
   State income tax benefit, net of federal tax benefit                   (26,968)               (1,119)
   Valuation allowance                                                    255,635                10,209
--------------------------------------------------------------------------------------------------------

                                                                        $      --             $      --
========================================================================================================

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets:

December 31,                                                                  1998               1997
======================================================================================================
                                                                                        (Parent only)

Deferred income tax assets:
   Allowance for loan losses                                             $  63,659           $     --
   Net operating loss carryforward                                         159,779             10,209
   Deferred organization costs                                              46,133                 --
------------------------------------------------------------------------------------------------------

Total deferred income tax assets                                           269,591             10,209
------------------------------------------------------------------------------------------------------

Deferred income tax liabilities:
   Unrealized (gain) loss on investment securities available
     for sale                                                               (5,667)                --
   Other, net                                                               (3,747)                --
------------------------------------------------------------------------------------------------------

Total deferred income tax liabilities                                       (9,414)                --
------------------------------------------------------------------------------------------------------

Valuation allowance                                                       (265,844)           (10,209)
------------------------------------------------------------------------------------------------------

Net deferred income tax (liability) asset                                $  (5,667)          $     --
======================================================================================================

As of December 31, 1998 and 1997, the Company had cumulative net operating loss carryforwards of approximately $700,000 and $26,900, respectively, for book purposes, and $421,000 and $26,900, respectively, for tax purposes. The 1998 and 1997 net operating loss carryforwards of $394,100 and $26,900 are subject to 20-year and 15-year carryforward limitations, respectively.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

9. Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $5,124,000 at December 31, 1998.

At December 31, 1998, the scheduled maturities of time deposits of $100,000 or more and other time deposits are as follows:

Years ending December 31,
========================================================

   1999                                      $7,098,835
   2000                                         298,000
   Thereafter                                        --
--------------------------------------------------------

                                             $7,396,835
========================================================

10. Related Party Transactions

At December 31, 1998, the Bank had direct and indirect loans which aggregated $2,201,710, outstanding to or for the benefit of certain of the Bank's officers, directors and their related interests. During 1998, $2,285,043 of such loans were made and repayments totaled $83,333. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

11. Stockholders' Equity

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table. The Bank's and Company's actual capital amounts and ratios are also presented in the table.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

                                                                      Adequately
                                         Well Capitalized            Capitalized
December 31, 1998                          Requirement                Requirement                Actual
==============================================================================================================
                                         Amount       Ratio        Amount      Ratio        Amount       Ratio
                                         ------       -----        ------      -----        ------       -----

Tier 1 Capital (to Average
   Assets)
     Bank                           $   965,000        5.0%   $   771,600       4.0%   $ 9,008,000       46.6%
     Consolidated                   $   985,000        5.0%   $   788,000       4.0%   $10,711,000       54.4%

Tier 1 Capital (to Risk
   Weighted Assets)
     Bank                           $ 1,184,000        6.0%   $   789,500       4.0%   $ 9,008,000       58.9%
     Consolidated                   $ 1,182,000        6.0%   $   788,160       4.0%   $10,711,000       70.0%

Total Capital (to Risk Weighted
   Assets)
     Bank                           $ 1,974,000       10.0%   $ 1,579,000       8.0%   $ 9,198,000       60.2%
     Consolidated                   $ 1,970,000       10.0%   $ 1,576,000       8.0%   $10,902,000       71.3%

Management believes that, as of December 31, 1998, the Bank and Company meet all capital requirements to which they are subject.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends which the Bank may pay without obtaining prior regulatory approval. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. At December 31, 1998, total stockholders' equity of the Bank was $9,001,885 and was not available for dividends.

Stock Options

During 1998, the Company's Board of Directors approved a nonqualified stock option plan, which allows for a total of 185,000 common stock options to be granted to members of the Board of Directors. The exercise price for each option shall be $10.00 per share. Options are to be granted from time to time, as determined by the Board of Directors, and expire ten years after the date of grant. Summarized information related to these nonqualified options is as follows:

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

                                                                      Exercise       Weighted Average
                                                         Shares          Price         Exercise Price
======================================================================================================

Balance at December 31, 1997                                --           $   --                 $   --
  Granted                                              145,000            10.00                  10.00
  Exercised                                                 --               --                     --
  Expired                                                   --               --                     --
------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                           145,000           $10.00                 $10.00
======================================================================================================

Options exercisable at December 31, 1998                   --

Weighted average fair value of options granted
   during 1998                                          $3.66
======================================================================================================

During 1998, the Board of Directors approved an incentive stock option plan which allows for a total of 115,000 common stock options to be granted to key employees. The Board of Directors of the Bank may grant incentive stock options to any employee, including an employee who is a director of the Company, subject to the provisions of the plan. The maximum number of shares of common stock of the Company that may be optioned or sold is 115,000 shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company.

The exercise price for common stock option under each qualified incentive stock options and nonqualified stock options must be equal to 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. The exercise price under a qualified incentive stock option granted to a person owning stock representing more than 10 percent of common stock must equal at least 110 percent of the fair market value at the date of the grant, but in no case less than par value, and such option is not exercisable after ten years from the date the incentive stock option is granted. Summarized information related to the incentive stock options is as follows:

                                                                      Exercise       Weighted Average
                                                         Shares          Price         Exercise Price
======================================================================================================

Balance at December 31, 1997                                 --           $   --                 $   --
  Granted                                               105,500            10.00                  10.00
  Exercised                                                  --               --                     --
  Expired                                                    --               --                     --
------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                            105,500           $10.00                 $10.00
======================================================================================================

Options exercisable at December 31, 1998                 22,500

Weighted average fair value of options granted
   during 1998                                           $3.66
======================================================================================================

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any period or periods of time, as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it was granted. Summarized information regarding outstanding stock options at December 31, 1998, is as follows:

              Outstanding Options                     Options Exercisable
-----------------------------------------------  ----------------------------
                           Weighted
                            Average   Weighted                      Weighted
              Number      Remaining    Average              Number   Average
      Outstanding at    Contractual   Exercise      Exercisable at  Exercise
   December 31, 1998           Life      Price   December 31, 1998     Price
-----------------------------------------------------------------------------

             145,000           9.8      $10.00                  -     $10.00
             105,500           9.8       10.00             22,500      10.00
-----------------------------------------------------------------------------

             250,500           9.8      $10.00             22,500     $10.00
-----------------------------------------------------------------------------

At December 31, 1998, the Company has two stock option plans which are described in the above tables. The Company applied Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretation in accounting for these plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans in 1998. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of accounting required in Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

Year ended December 31,                                          1998
----------------------------------------------------------------------

Net loss
  As reported                                               $(681,010)
  Pro forma                                                  (765,055)

Basic and diluted loss per common share
  As reported                                               $   (.97)
  Pro forma                                                    (1.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0 percent, historical volatility of 62 percent, risk-free interest rate of 4.93 percent, and expected lives of nine to ten years.

12. Off-Balance-Sheet Financial Instruments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1998, commitments to extend credit totaled approximately $8,674,000. The Bank's experience has been that approximately 80 percent of loan commitments are drawn upon by customers. A substantial amount of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent future credit exposure or liquidity requirements.

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the other party. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties on those commitments for which collateral is deemed necessary.


13. Deposit Concentrations

At December 31, 1998, the Bank had two deposit relationships that represented concentrations. The total deposit amounts of these two relationships were $3,060,628 and $1,507,248.


14. Supplemental Financial Data

Components of other income in excess of 1 percent of total income are as follows:

Year ended December 31,                                                  1998
==============================================================================

Mortgage origination fees                                             $32,552

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

Components of other expense in excess of 1 percent of total income are as follows:

Year ended December 31,                                                  1998
==============================================================================

Data processing fees                                                  $37,048
Printing and supplies                                                  28,471
Marketing expense                                                      35,108
Loan review and compliance                                             12,500
Insurance--directors and officers                                      21,281
Postage and courier expense                                            10,206
Business development                                                   14,822

15. Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                             1998
                                               ---------------------------------
                                                   Carrying           Estimated
December 31,                                          Value          Fair Value
================================================================================

Financial assets:
   Cash and cash equivalents                   $  1,433,182        $  1,433,182
   Investment securities
     available for sale                           5,702,770           5,702,770
   Other investments                                339,100             339,100
   Loans                                         12,716,328          12,712,093
   Accrued interest receivable                      140,547             140,547

Financial liabilities:
   Noncontractual deposits                     $  4,614,408        $  4,614,408
   Contractual deposits                           7,396,835           7,445,566
   Accrued interest payable                          30,764              30,764

Off-balance-sheet instruments:
   Undisbursed credit lines                                        $  1,679,210

16. Change in Accounting Principle--Deferred Organization Costs

Effective January 1, 1998, the Company changed its method of accounting for organization costs in order to expense these costs in the period incurred. Prior to 1998, the Company capitalized organization costs and amortized them to expense over a five-year period. This change in accounting method was made in order for the Company to be in compliance with AICPA Statement of Position 98-5 (SOP 98-5), which states that the costs of start-up activities, which include organization costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998; however the Company elected early adoption, which is encouraged. The Company recorded a charge of approximately $47,400, or $.07 per share, in 1998 as the cumulative effect of this accounting change. Of this amount, approximately $47,400 was related to the Parent Company. This change also increased 1998 total costs and expenses by approximately $139,000, or $.20 per share.

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

17. Commitment

The Company entered into a letter of employment with the President and Chief Executive Officer of the Bank. The letter of employment continues for two more years and provides for an annual base salary, plus medical insurance premiums, and such other benefits which are generally made available to other senior executives of the Company and the Bank. The letter of employment also provides for granting 30,000 incentive stock options to purchase the Company's common stock at a price of $10.00 per share. These options are vested and fully exercisable in year 2008; however, there is accelerated vesting if certain events occur. At December 31, 1998, 15,000 of these options were vested.


18. Condensed Financial Information of CNB Holdings, Inc.

                            Condensed Balance Sheets
                                  (Parent Only)

December 31,                                                   1998        1997
================================================================================

Assets

Cash on hand or at other financial institutions         $    42,048   $  60,698
Cash on deposit with subsidiary                           1,661,283           -
Deferred organization costs                                       -      47,400
Investment in subsidiary                                  9,001,885           -
Other assets                                                    275      86,947
--------------------------------------------------------------------------------

Total Assets                                            $10,705,491    $195,045
================================================================================

Liabilities and Stockholders' Equity

Liabilities
   Note payable                                         $         -   $  57,479
   Other liabilities                                            234      45,845
--------------------------------------------------------------------------------

Total liabilities                                               234     103,324
--------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock                                                -           -
   Common stock                                           1,235,000           -
   Capital surplus                                       10,170,283     120,000
   Accumulated deficit                                     (709,289)    (28,279)
   Accumulated other comprehensive income: valuation
     reserve on investment securities available for
     sale                                                     9,263           -
--------------------------------------------------------------------------------

Total stockholders' equity                               10,705,257      91,721
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity              $10,705,491    $195,045
================================================================================

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

                          Condensed Statements of Loss
                                  (Parent Only)

                                                                                                For the period
                                                                For the year ended           from inception to
                                                                December 31, 1998            December 31, 1997
=============================================================================================================

Operating income
  Interest income                                                       $ 109,015                   $    736
-------------------------------------------------------------------------------------------------------------
Total operating income                                                    109,015                        736
-------------------------------------------------------------------------------------------------------------

Operating expense
  Salaries and benefits                                                    56,882                     25,516
  Insurance                                                                12,982                          -
  Interest expense on other borrowings                                      4,668                          -
  Legal and accounting fees                                                32,212                          -
  Other expense                                                            28,503                      3,499
-------------------------------------------------------------------------------------------------------------
Total operating expense                                                   135,247                     29,015
-------------------------------------------------------------------------------------------------------------

Loss before cumulative effect of change in accounting
  principle, income tax benefit, and equity in
  undistributed loss of subsidiary                                        (26,232)                   (28,279)

Cumulative effect of change in accounting principle                       (47,400)                         -
-------------------------------------------------------------------------------------------------------------

Loss before income tax benefit and equity in
  undistributed loss of subsidiary                                        (73,632)                   (28,279)

Income tax benefit                                                              -                          -
-------------------------------------------------------------------------------------------------------------

Loss before equity in undistributed loss of subsidiary                    (73,632)                   (28,279)

Equity in undistributed loss of subsidiary                               (607,378)                         -
-------------------------------------------------------------------------------------------------------------

Net loss                                                                $(681,010)                  $(28,279)
=============================================================================================================

                        CNB Holdings, Inc. and Subsidiary

           Notes to Consolidated and Parent-Only Financial Statements

                       Condensed Statements of Cash Flows
                                  (Parent Only)

                                                                                          For the period
                                                                 For the year ended    from inception to
                                                                  December 31, 1998    December 31, 1997
=========================================================================================================

Cash flows from operating activities
   Net loss                                                            $   (681,010)         $   (28,279)
   Equity in undistributed loss of bank subsidiary                          607,378                   --
   Cumulative effect of change in accounting for
     organization costs                                                      47,400                   --
   Decrease (increase) in other assets                                       86,672             (134,347)
   (Decrease) increase in other liabilities                                 (45,611)              45,845
---------------------------------------------------------------------------------------------------------

Net cash used by operating activities                                        14,829             (116,781)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Contribution of capital to bank subsidiary                            (9,600,000)                  --
---------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                    (9,600,000)                  --
---------------------------------------------------------------------------------------------------------

Net cash from financing activities
   Proceeds from sales of capital stock, net of expenses                 11,405,283                   --
   Proceeds from initial capital contribution                               240,000              120,000
   Return of initial capital contribution                                  (360,000)                  --
   Proceeds from other borrowings                                                --               57,479
   Repayment of other borrowings                                            (57,479)                  --
---------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                11,227,804              177,479
---------------------------------------------------------------------------------------------------------

Net increase in cash                                                      1,642,633               60,698

Cash and cash equivalents at beginning of year                               60,698                   --
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                               $  1,703,331          $    60,698
=========================================================================================================

                                EXHIBIT INDEX
                                -------------

            Exhibit Number                      Description of Exhibit
            --------------                      ----------------------

                 21.1                      Subsidiary of CNB Holdings, Inc.

                 27.1                           Financial Data Schedule