Form 10QSB
period 1999-03-31
CNB HOLDINGS INC /GA/
filed 1999-05-17
CIK 1058973

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


/ X / Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes / X / No /   /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                   Outstanding at March 31, 1999
          -----                                  ------------------------------
Common Stock, $1.00 par value                              1,235,000

          Transitional Small Business Disclosure Format: Yes | | No |X|

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                             MARCH 31,     DECEMBER 31,
                                                                                               1999            1998
                                                                                          -------------   -------------
                                                                                            (UNAUDITED)      (AUDITED)
ASSETS

Cash and due from banks ...............................................................   $    918,798    $  1,053,182
Federal funds sold ....................................................................      2,870,989         380,000
Investment securities:
         Securities available-for-sale, at market value ...............................      5,567,930       5,702,770
         Other securities .............................................................        356,400         339,100
Loans net of deferred loan fees and allowance for loan losses
         of $256,000 and $222,000 .....................................................     16,847,534      14,609,983
Premises and equipment (net) ..........................................................        469,598         470,523
Accrued interest receivable ...........................................................        170,437         140,547
Other assets ..........................................................................        135,058         120,465
                                                                                          -------------   -------------
         TOTAL ASSETS .................................................................   $ 27,336,744    $ 22,816,570
                                                                                          -------------   -------------
                                                                                          -------------   -------------
LIABILITIES

Deposits:
         Non interest-bearing demand ..................................................   $  2,677,582    $  1,346,146
         Interest-bearing demand and money market .....................................      7,495,778       3,268,262
         Savings ......................................................................          8,017            --
         Time deposits of $100,000 or more ............................................      2,419,924       5,124,023
         Other time deposits ..........................................................      4,051,026       2,272,812
                                                                                          -------------   -------------
         Total Deposits ...............................................................     16,652,327      12,011,243
Accrued interest payable ..............................................................         61,495          30,764
Other liabilities .....................................................................         22,055          69,306
                                                                                          -------------   -------------
TOTAL LIABILITIES .....................................................................     16,735,877      12,111,313

STOCKHOLDERS' EQUITY:
Preferred stock, par value not stated;
         10,000,000 shares authorized, no
         shares issued and outstanding ................................................           --              --
Common stock, par value $1.00 per share;
         10,000,000 shares authorized; 1,235,000 issued
         and outstanding ..............................................................      1,235,000       1,235,000
Surplus ...............................................................................     10,170,283      10,170,283
Accumulated other comprehensive income (loss)-
         market valuation reserve on investment
         securities available-for-sale ................................................         (8,536)          9,263
Accumulated deficit ...................................................................       (795,880)       (709,289)
                                                                                          -------------   -------------
TOTAL STOCKHOLDERS' EQUITY ............................................................     10,600,867      10,705,257
                                                                                          -------------   -------------
TOTAL LIABILITIES AND EQUITY ..........................................................   $ 27,336,744    $ 22,816,570
                                                                                          -------------   -------------
                                                                                          -------------   -------------


               See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)


                                                                               FOR THE
                                                                             THREE-MONTH
                                                                             PERIOD ENDED
                                                                               MARCH 31,
                                                                           1999        1998
                                                                        ---------    ---------
Interest income Loans and leases, including fees ....................   $ 374,020    $    --
Investment securities:
         U.S. Treasury Securities ...................................      48,947         --
         U.S. Government agencies ...................................      21,169         --
Other investments ...................................................         977         --
Federal funds sold ..................................................      10,755         --
                                                                        ---------    ---------
Total interest income ...............................................     455,868         --
Interest expense:
         Interest bearing demand and money market ...................      70,930         --
         Savings ....................................................          77         --
         Time deposits of $100,000 or more ..........................      35,912         --
         Other time deposits ........................................      34,576         --
         Other borrowings ...........................................         149         --
                                                                        ---------    ---------
                  Total interest expense ............................     141,644         --
                                                                        ---------    ---------
         Net interest income ........................................     314,224         --
Provision for possible loan losses ..................................      34,000         --
                                                                        ---------    ---------
         Net interest income after provision for possible loan
           losses ...................................................     280,224         --

Other income:
         Service charges on deposit accounts ........................       7,457         --
         Gains on the sale of leases (net) ..........................      44,557         --
         Other income ...............................................      42,960         --
                                                                        ---------    ---------
         Total other income .........................................      94,974         --
Other expense:
         Salaries and other compensation ............................     180,152       49,603
         Employee benefits ..........................................      35,158       10,534
         Net occupancy and equipment expense ........................      63,198        5,355
         Professional and other outside services ....................      86,851        2,166
         Other expense ..............................................      96,430       13,549
                                                                        ---------    ---------
                  Total other expenses ..............................     461,789       81,207
                                                                        ---------    ---------

Net loss before income tax benefit ..................................     (86,591)     (81,207)
Income tax benefit ..................................................        --           --
                                                                        ---------    ---------
Net loss ............................................................   $ (86,591)   $ (81,207)
                                                                        ---------    ---------
                                                                        ---------    ---------
Basic and diluted income (loss) per share ...........................   $    (.07)   No shares issued
                                                                        ---------
                                                                        ---------


               See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                            FOR THE
                                                                         THREE-MONTH
                                                                         PERIOD ENDED
                                                                           MARCH 31,
                                                                       1999        1998
                                                                   -----------  ----------
Net loss .......................................................   $ (86,591)   $ (81,207)
Other comprehensive income, before tax:
         Unrealized holding gains (losses) arising during
          period ...............................................     (22,601)        --
         Income tax benefit (expense) ..........................       4,802         --
                                                                   -----------  ----------
Comprehensive loss .............................................   $(104,390)   $ (81,207)
                                                                   -----------  ----------
                                                                   -----------  ----------




               See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)


                                                                                                  FOR THE
                                                                                                THREE-MONTH
                                                                                                PERIOD ENDED
                                                                                                  MARCH 31,
                                                                                             1999           1998
                                                                                       ------------   ------------
Cash flows from operating activities:
         Net loss ..................................................................   $   (86,591)   $   (81,207)
         Adjustments to reconcile net loss to net cash used by operating activities:
                  Net (accretion) amortization of investment securities ............         6,648           --
                  Depreciation and amortization of premises and equipment ..........        30,584          5,255
                  Decrease in contribution receivable ..............................          --           25,000
                  Provision for loan losses ........................................        34,000           --
                  Increases in other assets ........................................       (14,593)       (28,090)
                  Increase in accrued interest receivable ..........................       (29,890)          --
                  Increase in accrued interest payable .............................        30,731           --
                  Decrease in other liabilities ....................................       (47,293)        26,487
                                                                                       ------------   ------------
                           Net cash used by operating activities ...................       (76,404)       (52,555)

Cash flows from investing activities:
         Maturities of investment securities available-for-sale ....................      (134,840)
         Purchases of other investments ............................................    (2,297,056)
         Deferred organizational costs .............................................          --          (12,916)
         Loans originated, net of principal repayments .............................    (2,237,551)
         Purchases of premises and equipment .......................................       (29,659)        (5,406)
                                                                                       ------------   ------------
                  Net cash used by investing activities ............................    (4,699,106)       (18,322)

Cash flows from financing activities:
         Proceeds from capital contributions by organizers .........................          --          120,000
         Repayment of note payable .................................................          --           (2,925)
         Increase in deposits ......................................................     4,641,126           --
                                                                                       ------------   ------------
                  Net cash provided from financing activities ......................     4,641,126        117,075
                                                                                       ------------   ------------
Net increase/(decrease) in cash and cash equivalents ...............................      (134,384)        46,198
Cash and cash equivalents, beginning of period .....................................     1,053,182         60,698
                                                                                       ------------   ------------
Cash and cash equivalents, end of period ...........................................   $   918,798    $   106,896
                                                                                       ------------   ------------
                                                                                       ------------   ------------


               See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE THREE MONTHS
                              ENDED MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Since the Bank began principal banking operations in July of 1998, income statements and statements of cash flow for interim periods of fiscal year 1998 are not meaningful. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in Form 10-KSB.

The consolidated financial statements include the account of the Company and it wholly owned subsidiary Chattahoochee National Bank, (the "Bank",) with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS PER COMMON SHARE

         Earnings per share is computed by dividing income available to common stockholders by the weighted average number of share outstanding during the period, which totaled 1,235,000 shares for the three months ended March 31, 1999. There were no potentially dilutive common shares at March 31, 1999.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows:


                                                              MARCH 31, 1999      DECEMBER 31, 1998
                                                              --------------      -----------------
         Commercial Loans                                      $  9,472,377         $  8,066,156
         Commercial Leases                                        2,073,498            1,893,655
         Real Estate - commercial and residential                 4,741,751            4,303,328
         INSTALLMENT LOANS                                          815,908              568,844
                                                              --------------      -----------------
         Total Loans                                             17,103,534           14,831,983
         LESS: ALLOWANCE FOR LOANS AND LEASE LOSSES                 256,000              222,000
                                                              --------------      -----------------
         LOANS AND LEASES RECEIVABLE, NET                      $ 16,847,534         $ 14,609,983
                                                              --------------      -----------------
                                                              --------------      -----------------


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss)-market valuation reserve on investment securities available-for-sale is as follows

              Beginning balance - January 1, 1999          $      9,263
              Current - period change                           (17,799)
                                                           -------------
              Ending balance - March 31, 1999              $     (8,536)
                                                           -------------
                                                           -------------


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Under SFAS 130, a company is required to show changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Since SFAS 130 solely relates to display and disclosure requirements, it had no effect on the Company's financial results.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking services to individual, commercial, and government customers. Because management of the Company views and operates the Bank as one versus multiple segments, no segmentation of bank operations between services, types of customers, and market areas is provided.

COSTS OF START-UP ACTIVITIES

Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 applies to all nongovernmental entities and requires that costs of start-up activities and organization costs be expensed as incurred.

ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economies in the Bank's primary service areas, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) problems associated with the year 2000. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         CNB Holdings, Inc. (the "Company") was incorporated in Georgia on November 5, 1997 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Chattahoochee National Bank, Alpharetta, Georgia (the "Bank"). In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the "Common Stock"), at $10.00 per share. Proceeds from these stock offerings amounted to an aggregate of $11,103,625, net of selling expenses and repayment of the organizers' expense. The Company purchased 100% of the Bank's common stock by injecting approximately $9.6 million into the Bank's capital accounts immediately prior to the Bank's opening on July 27, 1998.

FINANCIAL CONDITION

         Since principal banking operations commenced on July 27, 1998, a comparison of financial condition on March 31, 1999 (when banking operations had commenced) to those of March 31, 1998 (when banking operations had not commenced) is not meaningful. This discussion will, therefore, compare the Company's financial condition as of March 31, 1999 with that as of December 31, 1998.

         Total assets increased from $22,816,570 on December 31, 1998 to $27,336,744 on March 31, 1999, an increase of $4,520,174. This increase was due to an increase in loans of $2,237,551, a $2,490,989 increase in federal funds and a $4,641,126 increase in deposits. The increased marketing efforts were largely responsible for this deposit increase.

Allowance for Loan Losses

         The provision for loan losses for the first quarter of 1999 was $256,000 compared to $222,000 as of December 31, 1998. The allowance for loan losses, as a percentage of total gross loans, for March 31, 1999 was 1.50%, compared to 1.5% as of December 31, 1998. The increase in the allowance during the first quarter of 1999 was prompted by the increase in loan volume. A review of the loan portfolio by an independent firm will be conducted annually beginning in 1999. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review will include analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report will be approved by the Bank's Board of Directors and management of the Bank. In addition to the above review, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review. As of March 31, 1999, the Company had no non-performing loans.

         Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

LIQUIDITY AND SOURCES OF CAPITAL

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $3.79 million, representing 13.9% of total assets. Securities amounted to $5.9 million, representing 21.7% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1999, total deposits increased $4.64 million as a result of increased marketing efforts. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

         This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                                                MINIMUM
                                                                              REGULATORY
                                                            MARCH 31, 1999    REQUIREMENT
                                                            --------------    -----------
                  Tier 1 Capital                                 60.14%           4.0%
                  Tier 2 Capital                                  1.25             --

                       Total risk-based capital ratio            61.39%           8.0%
                                                            --------------    -----------
                   Leverage ratio                                38.90%           3.0%
                                                            --------------    -----------
                                                            --------------    -----------

         Note that with respect to the leverage ratio, the Office of the Comptroller of the Currency expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMELS 1. The Bank does not yet have a CAMELS rating.

RESULTS OF OPERATIONS

         Since principal banking operations commenced on July 27, 1998, a comparison of the Company's results of operations as of March 31, 1999 results (when banking operations had commenced) to those of March 31, 1998 (when banking operations had not commenced) is not meaningful. This discussion will, therefore, concentrate on the Company's results of operations as of March 31, 1999.

THREE-MONTH PERIOD ENDED MARCH 31, 1999

         Net loss for the three-month period ended March 31, 1999 amounted to $86,591, or $.07 per share. The following is a brief discussion of the more significant components of net income (loss) during this period:

         a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.


                       Interest                                        Interest       Annualized
                     Earning Assets/                   Average          Income/         Yield/
                    Bearing Liabilities                Balance           Cost            Cost
                  ---------------------             ------------       ----------     ----------
                  Federal funds sold                $    919,258       $  10,755        4.68%
                  Securities                           6,016,428          71,093        4.73%
                  Loans                               15,911,275         374,020        9.40%
                                                    ------------       ----------     ----------
                           Total                     $22,876,961        $455,868        7.97%
                                                    ------------       ----------     ----------
                                                    ------------       ----------     ----------

                  Deposits                           $15,052,272       $ 141,644        3.76%
                                                    ------------       ----------     ----------
                                                    ------------       ----------     ----------

                  Net interest income                                  $ 314,224         4.21%
                                                                       ----------     ----------
                                                                       ----------     ----------
                  Net yield on earning assets                                           5.49%
                                                                                      ----------
                                                                                      ----------


         b. Other income for three-month period ended March 31, 1999 amounted to $94,974. On an annualized basis, this represents 1.39% of total assets. The Bank sold leases totaling $1,110,923 without recourse. The profit from this sale was $44,557 or 46.9% of other income. The service charge on deposit accounts figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

         c. Operating expenses for the three-month period ended March 31, 1999 amounted to $461,789, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 6.76% of total assets. The Company expects that in the future this percentage may decrease due to balance sheet growth outpacing expense growth.

YEAR 2000 COMPLIANCE

         The Year 2000 issue refers generally to the data structure problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a micro controller to process date information. The Year 2000 issue could result in system failures or miscalculations, causing disruptions of a company's operations. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of the Company based on the wrong date. Moreover, even if the Company's systems are Year 2000 compliant, a problem may exist to the extent that third parties with whom the Company deals in financial transactions are not compliant.

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

         INFORMATION SYSTEMS. The Company has identified all mission critical IT systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware and the modification or replacement of such hardware, was completed during the first quarter of 1999. The Company has completed its inventory of mission critical software or has contacted software vendors for certification of year 2000 compliance. Mission critical hardware modification or replacement was completed during the first quarter of 1999. The Company has also completed business resumption planning. Testing of the internal business resumption plan is scheduled to take place during the second quarter of 1999 and any adjustments needed are to be complete by July 31, 1999.

         EMBEDDED SYSTEMS. The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems, and has completed its inventory of mission critical non-IT systems. The Company is in the process of contacting manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company has remediated or replaced, as applicable, any non-compliant. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Bank's operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

         THIRD-PARTY AND CUSTOMER RELATIONSHIPS. The Company is in the process of initiating communications with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

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

         CONTINGENCY PLANS. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process has formulated a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be tested by the end of second quarter 1999.

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

         POTENTIAL RISKS. The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include, but are not limited to, electric and telephone service, are beyond he control of the Company and the failure of such systems could have a material adverse effect on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Company. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS. The following exhibits are filed with this Report:

      Exhibit No.       Description
      -----------       -----------
         27             Financial Data Schedule (for Commission use only).


(b) REPORTS ON FORM 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999           By: /s/ H. N. Padget, Jr.
                                ------------------------
                                H. N. Padget, Jr., President and Chief
                                Executive Officer (principal executive officer)

Date: May 14, 1999           By: /s/ Danny F. Dukes
                                ------------------------
                                Danny F. Dukes, Senior Vice President, Chief
                                Financial Officer (principal financial and
                                accounting officer)