Form 10QSB
period 1999-06-30
CNB HOLDINGS INC /GA/
filed 1999-08-16
CIK 1058973

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                             FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          CLASS                                OUTSTANDING AT AUGUST 13, 1999
          -----                                -------------------------------
Common Stock, $1.00 par value                             1,165,950

         Transitional Small Business Disclosure Format: Yes | | No |X|

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             CNB HOLDINGS, INC.
                               AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                      1999                1998
                                                                                      ----                ----
                                                                                   (UNAUDITED)           (AUDITED)
                                                                                   -----------           ---------
ASSETS
Cash and due from banks ..................................................         $   1,305,273        $ 1,053,182
Federal funds sold .......................................................             2,309,440            380,000
Investment securities:
         Securities available-for-sale, at market value ..................             6,279,867          5,702,770
         Other securities ................................................               437,800            339,100
Loans net of deferred loan fees and allowance for loan losses
         of $303,000 and $222,000.........................................            19,876,649         14,609,983
Premises and equipment (net) .............................................               470,363            470,523
Accrued interest receivable ..............................................               183,623            140,547
Other assets .............................................................               151,471            120,465
                                                                                   --------------       ------------
            TOTAL ASSETS .................................................         $  31,014,486        $22,816,570
                                                                                   --------------       ------------
                                                                                   --------------       ------------
LIABILITIES
Deposits:
         Non interest-bearing demand .....................................         $   4,315,715        $ 1,346,146
         Interest-bearing demand and money market ........................             7,282,863          3,268,262
         Savings .........................................................                 5,000                 --
         Time deposits of $100,000 or more ...............................             4,117,712          5,124,023
         Other time deposits .............................................             4,099,226          2,272,812
                                                                                   --------------       ------------
         Total Deposits ..................................................            19,820,516         12,011,243
Other borrowed money......................................................             1,000,000                 --
Accrued interest payable .................................................                57,336             30,764
Other liabilities ........................................................               130,497             69,306
                                                                                   --------------       ------------
TOTAL LIABILITIES ........................................................            21,008,349         12,111,313
STOCKHOLDERS' EQUITY:
Preferred stock, par value not stated;
         10,000,000 shares authorized, no
         shares issued and outstanding ...................................                    --                 --
Common stock, par value $1.00 per share;
         10,000,000 shares authorized; 1,187,250 issued
         and outstanding..................................................              1,235,000          1,235,000
Surplus ..................................................................             10,170,283         10,170,283
Treasury stock, 47,750 shares.............................................               (458,965)                --
Accumulated other comprehensive income (loss)- market valuation reserve
         on investment securities available-for-sale......................                (74,113)             9,263
Accumulated deficit.......................................................               (866,068)          (709,289)
                                                                                   --------------       ------------
TOTAL STOCKHOLDERS' EQUITY ...............................................             10,006,137         10,705,257
                                                                                   --------------       ------------
TOTAL LIABILITIES AND EQUITY .............................................         $   31,014,486       $ 22,816,570
                                                                                   --------------       ------------
                                                                                   --------------       ------------

            See notes to the consolidated financial statements.

                             CNB HOLDINGS, INC.
                               AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF LOSS
                                  (UNAUDITED)

                                                                      FOR THE                              FOR THE
                                                                     SIX-MONTH                           THREE-MONTH
                                                                    PERIOD ENDED                         PERIOD ENDED
                                                                       JUNE 30,                             JUNE 30,

                                                                   1999         1998                   1999         1998
                                                                   ----         ----                   ----         ----
Interest income loans and leases, including fees ............... $ 827,600     $      --          $  453,580     $      --
Investment securities:
         U.S. Treasury Securities ..............................    98,436            --              49,489            --
         U.S. Government agencies ..............................    47,935            --              26,766            --
Other investments ..............................................    13,017            --              12,040            --
Federal funds sold .............................................    49,942        37,483              39,186        37,483
                                                                 ---------       -------          ----------      --------
Total interest income .......................................... 1,036,930        37,483             581,061        37,483
Interest expense:
         Interest bearing demand and money market...............   167,591            --             96,738             --
         Savings ...............................................       130            --                 53             --
         Time deposits of $100,000 or more .....................    74,345            --             38,433             --
         Other time deposits ...................................    91,410            --             56,757             --
         Other borrowings ......................................     8,795            --              8,646             --
                                                                 ---------       -------          ----------      --------
                  Total interest expense .......................   342,271            --            200,627             --
                                                                 ---------       -------          ----------      --------
         Net interest income ...................................   694,659            --            380,434         37,483
Provision for possible loan losses .............................    81,000            --             47,000             --
                                                                 ---------       -------          ----------      --------
         Net interest income after provision for possible loan
            losses .............................................   613,659            --            333,434         37,483

Other income:
         Service charges on deposit accounts ...................    18,503            --             11,046             --
         Gains on the sale of leases (net) .....................    57,653            --             13,096             --
         Gains on the sale of securities available for sale.....       303            --                303             --
         Other income ..........................................   105,131            --             62,171             --
                                                                 ---------       -------          ----------      --------
         Total other income ....................................   181,590            --             86,616             --
Other expense:
         Salaries and other compensation .......................   389,769       105,603            209,617         55,486
         Employee benefits .....................................    68,271        18,305             33,113          7,771
         Net occupancy and equipment expense ...................   127,685        30,975             64,487         25,620
         Professional and other outside services ...............   175,950         2,166             89,099             --
         Other expense .........................................   190,337        33,882             93,906         20,333
                                                                 ---------       -------          ----------      --------
                  Total other expenses .........................   952,012       190,931            490,222        109,210
                                                                 ---------       -------          ----------      --------
Net loss before income tax benefit..............................  (156,763)     (153,448)           (70,172)       (71,727)
Income tax benefit..............................................        --            --                --              --
                                                                 ---------       -------          ----------      --------
Net loss........................................................ $(156,763)    $(153,448)          $(70,172)      $(71,727)
                                                                 ---------       -------          ----------      --------
                                                                 ---------       -------          ----------      --------

Basic and diluted (loss) per share..............................     $(.13)    No shares issued        $(.06)     No shares issued
                                                                 ---------                        ----------
                                                                 ---------                        ----------

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                                                FOR THE                        FOR THE
                                                                               SIX- MONTH                     THREE-MONTH
                                                                              PERIOD ENDED                    PERIOD ENDED
                                                                                 JUNE 30,                       JUNE 30,

                                                                          1999            1998              1999            1998
                                                                          ----            ----              ----            ----
Net loss ............................................................ $ (156,763)      $(153,448)       $ (70,172)        $(71,727)
Other comprehensive (loss), before tax:
         Unrealized holding gains (losses) arising during period ....   (125,065)             --          (93,201)             --
         Income tax benefit..........................................     41,689              --           36,887              --
                                                                      ----------       ---------        ---------         --------
Comprehensive loss .................................................. $ (240,139)      $(153,448)       $(146,486)        $(71,727)
                                                                      ----------       ---------        ---------         --------
                                                                      ----------       ---------        ---------         --------

             See notes to the consolidated financial statements.

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY
                            STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                                                        FOR THE
                                                                                       SIX-MONTH
                                                                                      PERIOD ENDED
                                                                                        JUNE 30,

                                                                                   1999              1998
                                                                                   ----              ----
Cash flows from operating activities:
         Net loss .............................................................. $  (156,763)       $(153,448)
         Adjustments to reconcile net loss to net cash provided by and used in operating activities:
                  Net (accretion) amortization of investment securities ........      10,794                --
                  Depreciation and amortization of premises and equipment ......      62,022            10,958
                  Decrease in contribution receivable...........................          --            25,000
                  Gains on the sale of lease receivables........................     (57,653)               --
                  Gains on the sale of available for sale securities............        (303)               --
                  Provision for loan losses ....................................      81,000                --
                  Increases in other assets ....................................     (31,007)          (43,900)
                  Increase in accrued interest receivable ......................     (43,076)               --
                  Increase in accrued interest payable .........................      26,572                --
                  Decrease in other liabilities ................................     (11,778)          231,864
                                                                                  ----------        ----------
                           Net cash provided by and used in operating
                           activities...........................................    (130,192)           70,474

Cash flows from investing activities:
         Maturities of investment securities available-for-sale ................     315,629                --
         Purchases of other investments ........................................  (4,460,439)       (9,870,000)
         Sales of investment securities available-for-sale......................   1,505,313                --
         Sales of lease receivables.............................................   1,480,454                --
         Deferred organizational costs..........................................          --          (128,039)
         Loans originated, net of principal repayments .........................  (6,747,120)               --
         Purchases of premises and equipment ...................................     (61,862)         (228,121)
                                                                                  ----------       -----------
                  Net cash used in investing activities ........................  (7,968,025)      (10,226,160)
Cash flows from financing activities:
         Proceeds from capital contributions by organizers......................          --        10,124,211
         Note payable...........................................................   1,000,000                --
         Purchase of treasury stock.............................................    (458,965)               --
         Repayment of note payable..............................................          --            (5,850)
         Increase in deposits ..................................................   7,809,273                --
                                                                                  ----------       -----------
                  Net cash provided by financing activities ....................   8,350,308        10,118,361
                                                                                  ----------       -----------

Net increase/(decrease) in cash and cash due from banks.........................     252,091           (37,325)
Cash and cash equivalents, beginning of period .................................   1,053,182            60,698
                                                                                  ----------       -----------

Cash and cash due from banks, end of period .................................... $ 1,305,273       $    23,373
                                                                                  ----------       -----------
                                                                                  ----------       -----------

           See notes to the consolidated financial statements.

                                 CNB HOLDINGS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE THREE MONTHS
                                  ENDED JUNE 30, 1999
                                       (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Since the Company's wholly-owned subsidiary Chattahoochee National Bank (the "Bank") began banking operations in July of 1998, income statements and statements of cash flow for interim periods of fiscal year 1998 are not meaningful. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

The consolidated financial statements include the account of the Company and the Bank, with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS PER COMMON SHARE

         Loss per share is computed by dividing net loss available to common shareholders by the weighted average number of share outstanding during the period, which totaled 1,199,902 shares for the six months and 1,218,321 for the three months ended June 30, 1999. There were no potentially dilutive common shares at June 30, 1999.

NOTE 3 - LOANS AND LEASES RECEIVABLE

         Major classifications of loans and leases are as follows:

                                                          JUNE 30, 1999     DECEMBER 31, 1998
                                                          -------------     -----------------
              Commercial Loans                             $ 12,408,937       $  8,066,156
              Commercial Leases                               2,597,702          1,893,655
              Real Estate - commercial and residential        3,699,776          4,303,328
              Installment Loans                               1,473,234            568,844
                                                           ------------       ------------
              Total Loans                                    20,179,649         14,831,983
              Less: Allowance for loans and lease losses        303,000            222,000
                                                           ------------       ------------
              Loans and leases receivable, net             $ 19,876,649       $ 14,609,983
                                                           ------------       ------------
                                                           ------------       ------------


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss)-market valuation reserve on investment securities available-for-sale is as follows

          Beginning balance - January 1, 1999          $   9,263
          Current - period change                        (83,376)
                                                       ---------
          Ending balance - June 30, 1999               $ (74,113)
                                                       ---------
                                                       ---------

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS


ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement has been deferred by SFAS 137 until fiscal years beginning after June 15, 2000. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

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

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by CNB Holdings, Inc. (the "Company") or its officers, directors or employees, may constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and Since the Company's wholly-owned subsidiary Chattahoochee National Bank (the "Bank") in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation,
(i) increased competition with other financial institutions, (ii) lack of sustained growth in the economies in the Bank's primary service areas, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) problems associated with the year 2000. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company was incorporated in Georgia on November 5, 1997 to become a bank holding company and to own and control all of the outstanding shares of the. In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the "Common Stock"), at $10.00 per share. Proceeds from these stock offerings amounted to an aggregate of $11,103,625, net of selling expenses and repayment of the organizers' expense. The Company purchased 100% of the Bank's common stock by injecting approximately $9.6 million into the Bank's capital accounts immediately prior to the Bank's opening on July 27, 1998.

FINANCIAL CONDITION

         Since banking operations commenced on July 27, 1998, a comparison of financial condition on June 30, 1999 (when banking operations had commenced) to those at June 30, 1998 (when banking operations had not commenced) is not meaningful. This discussion will, therefore, compare the Company's financial condition at June 30, 1999 with that at December 31, 1998.

         Total assets increased from $22,816,570 on December 31, 1998 to $31,014,486 on June 30, 1999, an increase of $8,197,916. This increase was due to an increase in loans of $5,266,666 and a $1,929,440 increase in federal funds. This increase was funded by a $7,809,273 increase in deposits and a $1,000,000 long term note with the Federal Home Loan Bank of Atlanta. The increased marketing efforts were largely responsible for the increases in loans and deposits.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses for the second quarter of 1999 was $303,000 compared to $222,000 as of December 31, 1998. The allowance for loan losses, as a percentage of total gross loans, for June 30, 1999 was 1.52%, compared to 1.50% as of December 31, 1998. The increase in the allowance during the first quarter of 1999 was prompted by the increase in loan volume. A review of the loan portfolio by an independent firm will be conducted annually beginning in July of this year. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review will include analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report will be approved by the Bank's Board of Directors and received by management of the Bank. In addition to the above review, the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to the Bank's Board of Directors, are utilized by management to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's management attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of this review. Results are reported to the Bank's Board of Directors. As of June 30, 1999, the Company had no non-performing loans.

         Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.


LIQUIDITY AND SOURCES OF CAPITAL

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $3,610,000, representing 11.64% of total assets. Securities amounted to $6,720,000, representing 21.67% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1999, total deposits increased $7,810,000 as a result of increased marketing efforts. Additionally, the Company obtained a secured line of credit for $1,000,000 from the Federal Home Loan Bank of Atlanta at a rate of 5.01% due April 2004, callable in April 2001. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

         The Company is currently implementing a stock repurchase program. During the recent quarter, 47,750 shares had been repurchased for $458,965, an average repurchase price of $9.61 per share.

         This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                                                     MINIMUM
                                                                                    REGULATORY
                                                              JUNE 30, 1999        REQUIREMENT
                                                              -------------        -----------
         Tier 1 Capital                                            48.11%               4.0%
         Tier 2 Capital                                             1.25                 --
                                                              -------------        -----------
                           Total risk-based capital ratio          49.36%               8.0%
                                                              -------------        -----------
                                                              -------------        -----------
         Leverage ratio                                            32.26%               3.0%
                                                              -------------        -----------
                                                              -------------        -----------

         Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0% to 6.0% ratio for similar banks.

RESULTS OF OPERATIONS

         Since banking operations commenced on July 27, 1998, a comparison of the Company's results of operations as of June 30, 1999 results (when banking operations had commenced) to those of June 30, 1998 (when banking operations had not commenced) is not meaningful. This discussion will, therefore, concentrate on the Company's results of operations as of June 30, 1999.

SIX-MONTH PERIOD ENDED JUNE 30, 1999

         Net loss for the six-month period ended June 30, 1999 amounted to $156,763, or $.13 per diluted share. The following is a brief discussion of the more significant components of net income (loss) during this period:

a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                       Interest                                        Interest        Annualized
                     Earning Assets/                 Average            Income/           Yield/
                    Bearing Liabilities              Balance             Cost             Cost
                    -------------------              -------           --------        -----------
                  Federal funds sold                $  1,975,666      $   49,942           5.05%
                  Securities                           6,156,728         159,388           5.18%
                  Loans                               17,061,875         827,600           9.70%
                                                     -----------      ----------           -----
                           Total                    $ 25,194,269      $1,036,930           8.23%
                                                     -----------
                                                     -----------

                  Deposits                          $ 16,881,272      $  342,271           4.06%
                                                     -----------      ----------           -----
                                                     -----------

                  Net interest income                                 $  694,659           4.17%
                                                                      ----------           -----
                                                                      ----------           -----

                  Net yield on earning assets                                              5.57%
                                                                                           -----
                                                                                           -----

b. Other income for three six-month period ended June 30, 1999 amounted to $181,590. On an annualized basis, this represents 1.17% of total assets. The Bank sold leases totaling $1,480,454 without recourse. The profit from this sale was $57,653 or 31.75% of other income. The service charge on deposit accounts is relatively low, at $18,503 or 10.19% of other income. In order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The Bank's fees and charges may increase in the future. Of the $105,131 in other income, which is 57.89% of total other income, $70,233 consists of mortgage origination and fee income from mortgage loans, which are not added to the Company's loan portfolio.

c. Operating expenses for the six-month period ended June 30, 1999 amounted to $952,012, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 3.07% of total assets. The Company expects that in the future this percentage may decrease due to balance sheet growth outpacing expense growth.

THREE-MONTH PERIOD ENDED JUNE 30, 1999

         Net loss for the three-month period ended June 30, 1999 amounted to $70,172, or $.06 per diluted share. The following is a brief discussion of the more significant components of net income (loss) during this period:

         a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

                       Interest                                        Interest        Annualized
                     Earning Assets/                 Average            Income/           Yield/
                    Bearing Liabilities              Balance             Cost             Cost
                    -------------------              -------           --------        -----------
                  Federal funds sold                $ 3,152,258       $   39,186           4.97%
                  Securities                          6,311,438           88,295           5.60%
                  Loans                              18,222,705          453,580           9.95%
                                                    -----------       ----------           -----
                           Total                    $27,686,401       $  581,061           8.39%
                                                    -----------
                                                    -----------
                  Deposits                          $18,719,203       $  200,627           4.29%
                                                    -----------       ----------           -----
                                                    -----------
                  Net interest income                                 $  380,434           4.10%
                                                                      ----------           -----
                                                                      ----------           -----
                  Net yield on earning assets                                              5.61%
                                                                                           -----
                                                                                           -----

         b. Other income for three-month period ended June 30, 1999 amounted to $86,616. On an annualized basis, this represents 1.11% of total assets. The Bank sold leases totaling $369,531 without recourse. The profit from this sale was $13,096 or 15.12% of other income. The service charge on deposit accounts was $11,046 or 12.75% of other income. This figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The Bank's fees and charges may increase in the future. Other income at $62,171 is 71.78% of total other income. Of this total, $46,332 is related to mortgage banking activities.

         c. Operating expenses for the three-month period ended June 30, 1999 amounted to $490,222, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 6.32% of total assets. The Company expects that in the future this percentage may decrease due to balance sheet growth outpacing expense growth.

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

         INFORMATION SYSTEMS. The Company has identified all mission critical IT systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware and the modification or replacement of such hardware, was completed during the first quarter of 1999. The Company has completed its inventory of mission critical software or has contacted software vendors for certification of year 2000 compliance. Mission critical hardware modification or replacement was completed during the first quarter of 1999. The Company has also completed business resumption planning. Testing of the internal business resumption plan is scheduled to take place during the third quarter of 1999 and any adjustments needed are to be complete by September 15, 1999.

         EMBEDDED SYSTEMS. The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems, and has completed its inventory of mission critical non-IT systems. The Company has had total cooperation from all of its mission critical vendors and has no reason to believe any further change is necessary in order to avoid interruption of service in the year 2000.

         THIRD-PARTY AND CUSTOMER RELATIONSHIPS. The Company has completed the process of initiating communications with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

         CONTINGENCY PLANS. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has formulated a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be tested by the end of third quarter 1999.

         FINANCIAL IMPLICATIONS. The Company believes that, since its equipment is new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. The Company currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $15,000 in 1998 and $10,000 in 1999. The anticipated costs associated with the Company's Year

2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans.

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

                         PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting was held on May 19, 1999. Notice of the annual meeting was mailed April 22, 1999 to each shareholder of record as of April 14, 1999. At the 1999 annual meeting, the shareholders approved, by the vote indicated, a motion to elect the five directors listed below to hold office for a term of three years and until their successors are elected and qualified:

                                          SHAREHOLDER VOTES
                                          -----------------
         DIRECTOR                       FOR          WITHHELD
         --------                       ---          --------
Patricia Rhodes Grimes               1,211,970         2,000
Heber N. Padget, Sr.                 1,208,770         5,200
John A. Pond                         1,210,770         3,200
Reid W. Simmons                      1,210,770         3,200
W. David Sweatt                      1,170,770        43,200

Other directors whose terms of office as directors continued after the meeting are David R. Hink, Mary E. Johnson, Robert W. Johnston, H.N. Padget, Jr., Michael L. Aldredge, C. Dan Alford, William H. Groce, Jr., and
W. Darrell Sumner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS. The following exhibits are filed with this Report:

      EXHIBIT NO.             DESCRIPTION
      ----------              -----------

         27            Financial Data Schedule (for Commission use only).


(B) REPORTS ON FORM 8-K. The Company filed one report on Form 8-K during the quarter ended June 30, 1999. On May 26, 1999, the Company reported the dismissal of BDO Seidman, LLP ("BDO") as its independent auditors and the engagement of Mauldin & Jenkins CPA, LLC as independent auditors. On June 8, 1999, the Company amended its Form 8-K to include a letter from BDO stating BDO's position with respect to the statements made in the Form 8-K.

                              SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999         By: /s/ H. N. PADGET, JR.
                                  ----------------------
                                  H. N. Padget, Jr., President and
                                  Chief Executive Officer
                                  (principal executive officer)

Date: August 13, 1999         By: /s/ DANNY F. DUKES
                                  ----------------------
                                  Danny F. Dukes, Senior Vice President,
                                  Chief Financial Officer
                                  (principal financial and accounting officer)