Form 10QSB
period 1999-09-30
CNB HOLDINGS INC /GA/
filed 1999-11-12
CIK 1058973

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


     |X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                               Outstanding at November 10, 1999
          -----                               ---------------------------------
Common Stock, $1.00 par value                            1,114,628

         Transitional Small Business Disclosure Format: Yes | | No |X|

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       1999           1998
                                                                                  --------------  -------------
                                                                                   (Unaudited)      (Audited)
                                                                                  --------------  -------------
ASSETS

Cash and due from banks ........................................................... $ 1,287,753    $ 1,053,182
Federal funds sold ................................................................   2,829,973        380,000
Investment securities:
     Securities available-for-sale, at market value................................   7,679,901      5,702,770
     Other securities .............................................................     437,800        339,100
Loans net of allowance for loan losses
     of $357,000 and $222,000......................................................  23,406,142     14,609,983
Premises and equipment (net) ......................................................     451,036        470,523
Accrued interest receivable .......................................................     180,715        140,547
Other assets ......................................................................     174,735        120,465
                                                                                    -----------    -----------
     TOTAL ASSETS ................................................................. $36,448,055    $22,816,570
                                                                                    ===========    ===========
LIABILITIES

Deposits:
     Non interest-bearing demand .................................................. $ 3,076,635    $ 1,346,146
     Interest-bearing demand and money market......................................  12,144,453      3,268,262
     Savings ......................................................................       6,313             --
     Time deposits of $100,000 or more ............................................   4,415,728      5,124,023
     Other time deposits ..........................................................   6,032,660      2,272,812
                                                                                    -----------    -----------
     Total Deposits ...............................................................  25,675,789     12,011,243
Other borrowed money ..............................................................   1,000,000             --
Accrued interest payable ..........................................................     108,906         30,764
Other liabilities .................................................................     228,704         69,306
                                                                                    -----------    -----------
     TOTAL LIABILITIES ............................................................  27,013,399     12,111,313

STOCKHOLDERS' EQUITY

Preferred stock, par value not stated;
     10,000,000 shares authorized, no
     shares issued and outstanding ................................................          --             --
Common stock, par value $1.00 per share;
     10,000,000 shares authorized; 1,235,000 issued................................   1,235,000      1,235,000
Surplus ...........................................................................  10,170,283     10,170,283
Treasury stock, 120,372 shares.....................................................  (1,081,805)            --
Accumulated other comprehensive income (loss)-
     market valuation reserve on investment
     securities available-for-sale.................................................     (51,101)         9,263
Accumulated deficit................................................................    (837,721)      (709,289)
                                                                                    -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY ...................................................   9,434,656     10,705,257
                                                                                    -----------    -----------
     TOTAL LIABILITIES AND EQUITY ................................................. $36,448,055    $22,816,570
                                                                                    ===========    ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                            FOR THE                  FOR THE
                                                                                          NINE-MONTH               THREE-MONTH
                                                                                         PERIOD ENDED              PERIOD ENDED
                                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                                       1999        1998           1999      1998
                                                                                    ----------   ----------    --------- ---------
Interest income loans and leases, including fees ................................   $1,401,001   $ 103,321     $573,401  $ 103,321
Investment securities:
 U.S. Treasury securities .......................................................      148,139      16,350       49,703     16,350
 U.S. government agencies .......................................................       88,136       2,663       40,201      2,663
Other investments ...............................................................       15,849          --        2,832         --
Federal funds sold ..............................................................       99,017     167,179       49,075    129,696
                                                                                    ----------   ---------     --------  ---------
Total interest income ...........................................................    1,752,142     289,513      715,212    252,030
Interest expense:
 Interest bearing demand and money market .......................................      290,127      22,976      122,536     22,976
 Savings ........................................................................          172          17           42         17
 Time deposits of $100,000 or more ..............................................      130,982      39,482       56,637     39,482
 Other time deposits ............................................................      165,631       2,089       74,221      2,089
 Other borrowings ...............................................................       21,763       4,668       12,968      4,668
                                                                                    ----------   ---------     --------  ---------
  Total interest expense ........................................................      608,675      69,232      266,404     69,232
                                                                                    ----------   ---------     --------  ---------
 Net interest income ............................................................    1,143,467     220,281      448,808    182,798
Provision for possible loan losses ..............................................      135,000     127,000       54,000    127,000
                                                                                    ----------   ---------     --------  ---------
 Net interest income after provision for possible loan losses ...................    1,008,467      93,281      394,808     55,798

Other income:
 Service charges on deposit accounts ............................................       28,112          82        9,609         82
 Gains on the sale of leases (net) ..............................................      105,078          --       47,425         --
 Gains on the sale of securities available for sale..............................          303          --           --         --
 Other income ...................................................................      154,912      16,809       49,781     16,809
                                                                                    ----------   ---------     --------  ---------
 Total other income .............................................................      288,405      16,891      106,815     16,891
Other expense:
 Salaries and other compensation ................................................      623,939     236,040      234,170    130,951
 Employee benefits ..............................................................      100,191      52,098       31,920     26,157
 Net occupancy and equipment expense ............................................      190,534      49,958       62,848     28,466
 Professional and other outside services ........................................      205,110      41,187       29,160     36,768
 Other expense ..................................................................      305,473     107,953      115,138     73,415
                                                                                    ----------   ---------     --------  ---------
  Total other expenses ..........................................................    1,425,247     487,236      473,236    295,757
                                                                                    ----------   ---------     --------  ---------

Net income (loss) before income tax benefit......................................     (128,375)   (377,064)      28,387   (223,068)
Income tax benefit...............................................................           --          --           --         --
                                                                                    ----------   ---------     --------  ---------
Net income (loss) before change in accounting principle..........................   $ (128,375)  $(377,064)    $ 28,387  $(223,068)
Change in accounting principle...................................................           --    (151,913)          --   (151,913)
                                                                                    ----------   ---------     --------  ---------
Net income (loss)................................................................   $ (128,375)  $(528,977)    $ 28,387  $(374,981)
                                                                                    ==========   =========     ========  =========

Basic and diluted earnings (loss) per share .....................................        $(.11)      $(.59)        $.02      $(.31)
                                                                                    ==========   =========     ========  =========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                                        FOR THE                     FOR THE
                                                                                      NINE-MONTH                 THREE-MONTH
                                                                                     PERIOD ENDED                PERIOD ENDED
                                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                                  1999            1998         1999         1998
                                                                              ------------     ---------     ---------   ---------
Net income (loss) ..........................................................     $(128,375)    $(528,977)     $ 28,387   $(374,981)
Other comprehensive income (loss), before tax:
 Unrealized holding gains (losses) arising during period....................       (89,109)       20,205        35,956      20,205
 Income tax benefit.........................................................        28,745            --       (12,944)         --
                                                                                 ---------     ---------      --------   ---------
Comprehensive income (loss).................................................     $(188,739)    $(508,772)     $ 51,399   $(354,776)
                                                                                 =========     =========      ========   =========



              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                                  FOR THE
                                                                                                                 NINE-MONTH
                                                                                                                PERIOD ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                             1999          1998
                                                                                                        ------------  ------------
Cash flows from operating activities:
 Net loss ............................................................................................. $   (128,375) $   (528,977)
 Adjustments to reconcile net loss to net cash provided by and used in operating activities:
   Net (accretion) amortization of investment securities...............................................       12,138           818
   Depreciation and amortization of premises and equipment.............................................       95,246         6,396
   Gains on the sale of lease receivables..............................................................     (105,078)           --
   Gains on the sale of available for sale securities..................................................         (303)           --
   Provision for loan losses ..........................................................................      135,000       127,000
   Increases in other assets ..........................................................................      (54,270)     (104,865)
   Increase in accrued interest receivable ............................................................      (40,168)     (123,132)
   Increase in accrued interest payable ...............................................................       78,142        10,738
   Increase (decrease) in other liabilities ...........................................................      159,398       (70,611)
                                                                                                        ------------  ------------
    Net cash provided by and used in operating
    activities ........................................................................................      151,730      (682,633)

Cash flows from investing activities:
 Maturities of investment securities available-for-sale ...............................................      416,551            --
 Purchases of investment securities available-for-sale.................................................   (6,084,428)   (5,057,663)
 Purchases of other investments .......................................................................   (2,928,293)     (409,100)
 Sales of investment securities available-for-sale.....................................................    1,505,313            --
 Sales of lease receivables............................................................................    2,475,684            --
 Loans originated, net of principal repayments ........................................................   (8,796,159)   (8,240,898)
 Purchases of premises and equipment ..................................................................      (88,568)     (350,902)
                                                                                                        ------------  ------------
   Net cash used in investing activities ..............................................................  (13,499,900)  (14,058,563)

Cash flows from financing activities:
 Proceeds from capital contributions by organizers.....................................................           --    11,285,283
 Note payable..........................................................................................    1,000,000            --
 Purchase of treasury stock............................................................................   (1,081,805)           --
 Repayment of note payable.............................................................................           --       (55,529)
 Increase in deposits .................................................................................   13,664,546     8,687,037
                                                                                                        ------------  ------------
   Net cash provided by financing activities ..........................................................   13,582,741    19,916,791
                                                                                                        ------------  ------------

Net increase in cash and cash due from banks...........................................................      234,571     5,175,595
Cash and due from banks, beginning of period ..........................................................    1,053,182        60,698
                                                                                                        ------------  ------------
Cash and cash due from banks, end of period ........................................................... $  1,287,753  $  5,236,293
                                                                                                        ============  ============

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Since the Company's wholly-owned subsidiary, Chattahoochee National Bank (the "Bank"), began banking operations the last week of July 1998, comparison of income statements and statements of cash flow for interim periods of fiscal year 1998 are not meaningful. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

The consolidated financial statements include the account of the Company and the Bank, with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

     Earnings/(Loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of share outstanding during the period, which totaled 1,183,143 shares for the nine months, and 1,150,172 for the three months, ended September 30, 1999. During the second quarter of 1999, the Company began a stock repurchase program for 61,750 shares whereby 47,750 shares were repurchased. This repurchase program was completed on July 2. During the third quarter, the Company completed another repurchase program for 58,622 shares. As of September 21, 1999, 120,372 shares had been repurchased by the Company. There were no potentially dilutive common shares at September 30, 1999.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows:

                                                      SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                      ------------------  -----------------
     Commercial Loans                                     $14,067,746        $ 8,066,156
     Commercial Leases                                      2,808,383          1,893,655
     Real Estate - commercial and residential               4,376,841          4,303,328
     Installment Loans                                      2,510,172            568,844
                                                          -----------        -----------
     Total Loans                                           23,763,142         14,831,983
     Less: Allowance for loans and lease losses               357,000            222,000
                                                          -----------        -----------
     Loans and leases receivable, net                     $23,406,142        $14,609,983
                                                          ===========        ===========


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss)-market valuation reserve on investment securities available-for-sale is as follows

               Beginning balance - January 1, 1999         $  9,263
               Current - period change                      (60,364)
                                                           --------
               Ending balance - September 30, 1999         $(51,101)
                                                           ========



NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS


ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement has been deferred by SFAS 137 until fiscal years beginning after June 15, 2000. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 ("SFAS 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998, and amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," which revises the accounting for retained securities and beneficial interests. The adoption of SFAS 134 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by CNB Holdings, Inc. (the "Company") or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Company's wholly-owned subsidiary, Chattahoochee National Bank (the "Bank"), in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economies in the Bank's primary service areas, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) problems associated with the Year 2000. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company was incorporated in Georgia on November 5, 1997 to become a bank holding company and to own and control all of the outstanding shares of the bank. In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the "Common Stock"), at $10.00 per share. Proceeds from these stock offerings amounted to an aggregate of $11,103,625, net of selling expenses and repayment of the organizers' expenses. The Company purchased 100% of the Bank's common stock by injecting approximately $9.6 million into the Bank's capital accounts immediately prior to the Bank's opening on July 27, 1998.

FINANCIAL CONDITION

     Since banking operations commenced on July 27, 1998, a comparison of the Company's financial condition on September 30, 1999 to those at September 30, 1998 (when banking operations had been conducted for only two months of the quarter) is not meaningful. This discussion will, therefore, compare the Company's financial condition at September 30, 1999 with that at December 31, 1998.

     Total assets increased from $22,816,570 on December 31, 1998 to $36,448,055 on September 30, 1999, an increase of $13,631,485. This increase was due to an increase in loans of $8,796,159 and a $2,449,973 increase in federal funds sold. This increase was funded by a $13,664,546 increase in deposits and a $1,000,000 long term note with the Federal Home Loan Bank of Atlanta. Increased marketing efforts were largely responsible for the increases in loans and deposits.

Allowance for Loan Losses

     The allowance for loan losses for the third quarter of 1999 was $357,000 compared to $222,000 as of December 31, 1998. The increase in the allowance during 1999 was prompted by the increase in loan volume. However, as a percentage of total gross loans, the allowance for loan losses remained at 1.50% at September 30, 1999, the same percentage as at December 31, 1998.

     A review of the loan portfolio by an independent firm will be conducted annually. The most recent review was performed in July. The purpose of these review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report was approved by the Bank's Board of Directors and reviewed by management of the Bank. In addition to the above review, the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to the Bank's Board of Directors, are utilized by management to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's management attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of this review. Results are reported to the Bank's Board of Directors. As of September 30, 1999, the Company had no non-performing loans.

     Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4,110,000, representing 11.28% of total assets. Securities amounted to $8,118,000, representing 22.27% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1999, total deposits increased $14,902,000 as a result of increased marketing efforts. Additionally, the Company obtained a secured line of credit for $1,000,000 from the Federal Home Loan Bank of Atlanta at a rate of 5.01% due April 2004, callable in April 2001. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     The Company is currently implementing a stock repurchase program. During the recent two quarters, 120,372 shares have been repurchased for $1,081,805, an average repurchase price of $8.99 per share.

     This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                                MINIMUM
                                                               REGULATORY
                                      SEPTEMBER 30, 1999       REQUIREMENT
                                      ------------------       -----------
      Tier 1 Capital                         39.06%               4.0%
      Tier 2 Capital                          1.25                 --
                                             -----                ---
        Total risk-based capital ratio       40.31%               8.0%
                                             =====                ===
      Leverage ratio                         25.89%               3.0%
                                             =====                ===

     Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0% to 6.0% ratio for similar banks.

RESULTS OF OPERATIONS

     Since banking operations commenced on July 27, 1998, a comparison of the Company's results of operations as of September 30, 1999 to those as of September 30, 1998 (when banking operations had been conducted for only two months of the quarter) is not meaningful. This discussion will, therefore, concentrate on the Company's results of operations as of September 30, 1999.

Nine-Month Period Ended September 30, 1999

     Net loss for the nine-month period ended September 30, 1999 amounted to $128,375, or $.11 per diluted share. The following is a brief discussion of the more significant components of net loss during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

              Interest                        Interest    Annualized
           Earning Assets/        Average     Income/       Yield/
         Bearing Liabilities      Balance       Cost         Cost
         -------------------    -----------  ----------   -----------

         Federal funds sold     $ 2,654,560  $   99,017       4.98%
         Securities               6,434,538     252,124       5.22%
         Loans                   18,526,293   1,401,001      10.08%
                                -----------  ----------      -----
               Total            $27,615,391  $1,752,142       8.46%
                                ===========

         Deposits               $19,181,153  $  608,675       4.23%
                                ===========  ----------      -----

         Net interest income                 $1,143,467       4.23%
                                             ==========      =====

         Net yield on earning assets                          5.52%
                                                             =====

     b. Other income for the nine-month period ended September 30, 1999 amounted to $288,405. On an annualized basis, this represents 3.17% of total assets. The Bank sold leases totaling $2,475,684 without recourse. The profit from this sale was $105,078 or 36.43% of other income. The service charge on deposit accounts is relatively low, at $28,112 or 9.75% of other income. In order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The Bank's fees and charges may increase in the future. Of the $154,912 in other income, which is 53.71% of total other income, $109,657 consists of mortgage origination and fee income from mortgage loans, which are not added to the Bank's loan portfolio.


     c. Operating expenses for the nine-month period ended September 30, 1999 amounted to $1,425,247, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 5.21% of total assets. The Company expects that in the future this percentage may decrease due to balance sheet growth outpacing expense growth.

Three-Month Period Ended September 30, 1999

     Net income for the three-month period ended September 30, 1999 amounted to $28,387, or $.02 per diluted share. The following is a brief discussion of the more significant components of net income during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

             Interest                         Interest   Annualized
            Earning Assets/         Average    Income/     Yield/
          Bearing Liabilities       Balance     Cost        Cost
          -------------------    -----------  --------   ----------

          Federal funds sold     $ 3,731,543  $ 49,075      5.26%
          Securities               6,965,446    92,736      5.33%
          Loans                   21,373,232   573,401     10.73%
                                 -----------  --------     -----
               Total             $32,070,221  $715,212      8.92%
                                 ===========

          Deposits               $23,705,206  $266,404      4.50%
                                 ===========  --------      ----

          Net interest income                 $448,808      4.42%
                                              ========      ====

          Net yield on earning assets                       5.60%
                                                            ====

     b. Other income for three-month period ended September 30, 1999 amounted to $106,815. On an annualized basis, this represents 1.17% of total assets. The Bank sold leases totaling $995,230 without recourse. The profit from this sale was $47,425 or 44.40% of other income. The service charge on deposit accounts was $9,609 or 9.00% of other income. This figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The Bank's fees and charges may increase in the future. Other income at $49,781 is 46.60% of total other income. Of this total, $38,211 is related to mortgage banking activities.

     c. Operating expenses for the three-month period ended September 30, 1999 amounted to $473,236, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 5.19% of total assets. The Company expects that in the future this percentage may decrease due to balance sheet growth outpacing expense growth.

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

     The Federal Deposit Insurance Corporation ("FDIC") has issued guidelines for insured financial institutions with respect to Year 2000 compliance. The Company has developed a Year 2000 action plan based in part on the guidelines and timetables issued by the FDIC. The Company's action plan focuses on four primary areas: (i) information systems, (ii) embedded systems located at the Bank's offices, (iii) third party and customer relationships, and (iv) contingency planning. The Company has designated a Year 2000 compliance team, headed by its Chief Financial Officer and Chief Executive Officer, which reports to the board of directors. In addition, the Company has engaged outside consultants for purposes of conducting Year 2000 readiness assessments and remediation where necessary.

     Information Systems. The Company has identified all mission critical IT systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware and the modification or replacement of such hardware, was completed during the first quarter of 1999. The Company has completed its inventory of mission critical software or has contacted software vendors for certification of Year 2000 compliance. Mission critical hardware modification or replacement was completed during the first quarter of 1999. The Company has also completed business resumption planning. Testing of the internal business resumption occurred in September. There were no events during testing that indicated normal banking operations in the Year 2000 will be impacted.

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

     Third-Party and Customer Relationships. The Company has completed the process of communicating with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company has no reason to believe that such third parties are not ready for the Year 2000 and that normal banking operations will be impacted. The Company continues to encourage its customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

     Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has formulated a detailed Year 2000 contingency plan, which contemplates several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan was successfully tested in September.

     Financial Implications. The Company believes that, since its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs have been expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. The costs of assessing, testing and remediation of Year 2000 issues totaled approximately $15,000 in 1998 and are expected to total $12,000 in 1999. The costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans.

     Potential Risks. The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include, but are not limited to, electric and telephone service, are beyond the control of the Company and the failure of such systems could have a material adverse effect on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Company. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Bank's results of operations and financial condition.

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

                           PART II. OTHER INFORMATION


Item 5. Other Information.

In July, the Company announced the completion of a stock repurchase plan whereby 61,750 shares of its Common Stock were repurchased under a buyback program announced on May 21, 1999. The aggregate amount spent in order to repurchase the Common Stock was $588,469.

In August, the Company announced the start of another stock repurchase program pursuant to which up to 58,622 shares of its Common Stock may be repurchased in open market transactions. As of September 22, 1999, the Company completed this repurchase program. The aggregate amount spent in order to repurchase the Common Stock was $493,336.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits. The following exhibits are filed with this Report:

     Exhibit No.     Description
     ------------    -----------

         27          Financial Data Schedule (for Commission use only).


(b)  Reports on Form 8-K. None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1999       By: /s/ H. N. Padget, Jr.
                                  ----------------------
                                  H. N. Padget, Jr., President
                                  and Chief Executive Officer
                                  (principal executive officer)

Date: November 10, 1999       By: /s/ Danny F. Dukes
                                  -------------------
                                  Danny F. Dukes, Senior Vice President,
                                  Chief Financial Officer
                                  (principal financial and accounting officer)