Form 10KSB
period 1999-12-31
CNB HOLDINGS INC /GA/
filed 2000-04-14
CIK 1058973

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                 ______________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the fiscal year ended December 31, 1999

                        Commission File No. 000-23991

                              CNB Holdings, Inc.
                (Name of Small Business Issuer in Its Charter)


            Georgia                                          58-2362335
   (State of Incorporation)                               (I.R.S. Employer
                                                       Identification Number)

7855 North Point Parkway, Suite 200
Alpharetta, Georgia                                            30022-4849
(Address of Principal Executive Offices)                       (Zip Code)

                                 (770) 650-8262
                (Issuer's Telephone Number, Including Area Code)

                                   ______________

         Securities registered under Section 12(b) of the Exchange Act:


     Title of Each Class                    Name of Exchange on Which Registered
     -------------------                    ------------------------------------

             None                                           N/A


         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $1.00 par value per share

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for its most recent fiscal year were $2,897,156.

     The aggregate market value of the common stock held by non-affiliates of the issuer (678,269 shares) on April 10, 2000 was approximately $5,341,368. For the purpose of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 30, 2000, there were 1,058,897 shares of the issuer's common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                                    PART I

            CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act"), as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the "Company") and its wholly-owned subsidiary, Chattahoochee National Bank (the "Bank") in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

     At December 31, 1999, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

     The Company's executive office is located at the Bank's main office, 7855 North Point Parkway, Suite 200, Alpharetta, Georgia, and its telephone number at such location is (770) 650-8262. See "Item 2. Description of Properties."

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

     The Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, and commercial loans, providing other banking services such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts.

     On March 6, 2000, the Bank opened its second location at 3625 Brookside Parkway in Alpharetta. The new location is on the ground floor of a five story building in a large commercial office park. The Bank's target potential commercial customers will surround this location. Additionally, the Bank added Small Business Administration Loans to its product list.

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

     Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines set forth in 12 U.S.C. Section 84 as an exception to the 15% limit. The Bank's initial lending limit is $1,339,000 for loans not fully secured plus an additional $893,000 (or an aggregate of approximately $2,232,000) for loans which meet the 12 U.S.C. Section 84 guidelines. These limits will increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earnings or losses, among other reasons. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

     Other Banking Services. Other bank services include cash management services, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other states. In March, 2000, the Bank added its first automated teller machine cash dispenser in its new location at 3625 Brookside Parkway in Alpharetta. The Bank also offers MasterCard and VISA credit card services through The Banker's Bank, Atlanta, Georgia as an agent for the Bank.

     The Bank also offers to its targeted commercial customers a courier service that will pick up non-cash deposits and minimal cash deposits of up to $200 from the customer's place of business and deliver it to the Bank. The Bank believes that this is an important service for its customers because the Bank currently has only two locations. The Bank has contracted with a third party courier service which has been approved by the Georgia Public Service Commission for bank-related work.

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

     At December 31, 1999, the Bank had no customers with aggregate deposits equal to or greater than $2,678,000, which is 10% of total deposits.

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

     Correspondent Banking. Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. The Bank has a correspondent relationship with several banks, including Compass Bank, Birmingham, Alabama, The Banker's Bank, Atlanta, Georgia, Synovus Financial Corporation, Columbus, Georgia and the Federal Home Loan Bank of Atlanta. At December 31, 1999, the Bank had outstanding participations with its correspondent banks of approximately $625,000.

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

     Economic and Demographic Factors. The PSA represents a diverse suburban market made up of older home communities, new golf club communities, municipal facilities, two major shopping malls, numerous dining amenities, growing public and private schools, headquarter locations of major national and international companies and numerous small businesses. The cities of Alpharetta and Roswell are the key economic focal points of the PSA. According to estimates released by the U.S. Census Bureau on June 30, 1999, Alpharetta ranked first in Georgia in terms of population growth between 1990 and 1998, representing a 91.0% change. Roswell ranked twelfth with a population change of 19.0%. The aggregate population of the PSA reported by the U.S. Census totaled 182,502 in 1990, is estimated to be 232,098 in 1996 and is projected to be 264,672 by 2001.

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

     Employees. The Bank has 19 full-time employees and one part-time employee. The Company does not have any employees who are not also employees of the Bank.

     Competition. The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Metropolitan Atlanta area. As of December 31, 1999, the north Fulton County area was served by 16 commercial banks with a total of 80 offices. A number of these competitors are well established in the PSA. Most of them have substantially greater resources and lending limits than the Bank and other certain services, such as extensive and established branch networks and trust services, that the Bank does not provide.

     The regional bank holding companies represented in the PSA are: Bank of America, Wachovia Bank of Georgia, First Union National Bank of Georgia, SunTrust Bank, SouthTrust Bank of Georgia, Regions Bank, Atlantic States Bank and Colonial Bank. The larger regional banks' presence in the PSA is through branch offices, with many of the customer service functions, as well as authority for loan approval, being located outside of the PSA. There are several community banks and two other de novo banks located in the PSA

     Monetary Policies. The results of operations of the Company and the Bank are significantly affected by the credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

     Data Processing. The Bank has entered into a data processing servicing agreement with FiServ Solutions, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by Compass Bank. Payroll processing is provided by Express Pay, Inc.

Year 2000 Compliance

     The Year 2000 issue referred generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information as a result of computer programs using two digits rather than four digits to define the applicable year. The Company did not experience any significant malfunctions or errors in its operating business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 issues may occur with billing, payroll, or financial closings at month, quarter, or year end. The Company believes any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or third party service providers are adversely affected by Year 2000 issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or third party service providers. The Company expended $17,000 on Year 2000 readiness efforts from 1997 through 1999.

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

     Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

     The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking Act"), repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching. As a result of these provisions, banking organizations in other states, most significantly North Carolina, Florida and Alabama, have entered the Georgia market through acquisitions of Georgia institutions. Those acquisitions are subject to federal and Georgia approval as described above. The Georgia legislation also provides that an out-of-state bank may not enter the State of Georgia through a de novo branch, nor may it enter through the acquisition of less than substantially all of the assets of an existing bank.

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

     Enforcement Policies and Actions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. Banking regulators have not hesitated to use the enforcement authorities provided under FIRREA. Furthermore, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

     Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund ("BIF"), and the Savings Association Insurance Fund ("SAIF")) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to a high rate of failures, the FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.03 to $.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. The Bank paid premiums at the lower end of this range during its first two years of operations.

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

_________________________________________
(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(5)  Ratio of tangible equity to total assets.

     These capital guidelines can affect the Bank and the Company in several ways. While the Company has satisfied its leverage ratio requirements and the Bank has been considered well-capitalized, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank's and the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

     Recent Legislative Developments. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). The Act addresses concerns relating to the competitiveness and the safety and soundness of the financial services industry and alters the structure, regulation, and competitive relationships of the nation's financial institutions. Among other things, the GLB Act:

     . Repeals the Glass-Steagall Act of 1933 that separated commercial and investment banking and eliminates the prohibition on insurance underwriting activities under the BHCA.
     . Creates "financial holding companies" that may conduct a broad list of financial activities, including insurance and securities underwriting, and real estate development and investment.
     . Establishes the Federal Reserve as the primary federal regulator of financial holding companies.
     . Allows financial holding companies to conduct activities that are "complementary" to banking.
     . Allows banks to underwrite securities through direct subsidiaries and use direct subsidiaries for insurance or securities sales or other low-risk activities.
     . Prohibits a bank holding company from merging with insurance or securities firms or embarking on new powers if any of its banks earned less than a "satisfactory" Community Reinvestment Act ("CRA") rating on its most recent exam. The company would be barred from additional powers or acquisitions if one of the banks' CRA ratings dropped below "satisfactory" later.
     . Extends the period between CRA exams to five years for banks and thrifts under $250 million of assets that earned an "outstanding" rating in their last exam. Small institutions with a "satisfactory" rating would only be subject to CRA exams once every four years. Regulators could conduct an exam sooner if a bank filed a merger application or if the regulators have a "reasonable cause."
     . Requires financial institutions to establish privacy policies and disclose them at the start of a customer relationship and once a year thereafter.
     . Requires banks to give customers a chance to block sharing of confidential information with third parties except in cases of marketing agreements between financial institutions and some other marketing agreements.
     . Prohibits credit card and account numbers from being shared with third-party marketers.

     The GLB Act is considered one of the most significant banking laws since Depression-era statutes were enacted. The Company does not believe that the GLB Act will have a material adverse impact on the Company's operations. However, to the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLB Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources than the Company.

Item 2.  Properties

     The Company's executive office is located at the Bank's main office, 7855 North Point Parkway, Suite 200, Alpharetta, Georgia, in Fulton County. The site is located East of Georgia Highway 400 at the intersection of Mansell Road and North Point Parkway. The building is a one-story brick facility which houses three businesses. The Bank has the central location with a small business on each side. The Bank occupies 3,600 square feet of the total 21,600 square feet of the building. The building houses officers, operations, storage and a lobby. The Bank has two indoor teller stations and a vault.

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

     On March 6, 2000, the Company opened a second location. This additional banking facility is located at the Bank's leased facilities, 3625 Brookside Parkway, Suite 100, Alpharetta, Georgia, in Fulton County. The site is also East of Georgia Highway 400, East of North Point Parkway and on the South side of Old Milton Parkway. The building is a five-story structure that houses 125,000 square feet of space available for small- to medium-sized businesses. The Bank occupies 7,600 square feet of front, ground floor office space clearly visible to all visitors and tenants. The building houses commercial lending, commercial leasing, storage and a lobby. The Bank has two indoor teller stations and a vault.

     This second location is located in a new, but fast growing, North Fulton commercial office park called Brookside. The Brookside developers have zoned this complex for small- to medium-sized businesses, the Bank's primary target market. Management believes that the facility's proximity to Georgia Highway 400, North Point Parkway and other office parks in the area will further facilitate the Bank's growth. This location is located approximately seven miles Northeast of the Company's executive offices.

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

     Not applicable.

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

     Fiscal Year Ended December 31, 1999                                                              Bid
     -----------------------------------                                                    ------------------------
                                                                                                High          Low
                                                                                                ----          ---
     First Quarter....................................................................         $ 9.25         $8.00
     Second Quarter...................................................................         $ 9.50         $8.00
     Third Quarter....................................................................         $ 9.00         $7.00
     Fourth Quarter...................................................................         $ 9.50         $6.50

     Fiscal Year Ended December 31, 1998                                                              Bid
     -----------------------------------                                                    ------------------------
                                                                                                High          Low
                                                                                                ----          ---
     Third Quarter....................................................................         $12.00         $8.00
     Fourth Quarter...................................................................         $ 9.37         $7.50

     B.   Holders of Common Stock.

     As of March 29, 2000, there were 36 record holders of the Common Stock of the Company. This number is exclusive of beneficial owners whose Company Common Stock is held in street name.

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

Results of Operations

     The Company was organized in November 1997 to serve as a bank holding company for a proposed national bank. For approximately the first seven months of operation, the main activities centered on seeking, interviewing and selecting a cohesive group of organizers/directors; applying for a national bank charter; applying to become a bank holding company; and filing a Registration Statement (the "Registration Statement") with the Securities and Exchange Commission pursuant to which the Company registered 1,035,000 shares of its Common Stock at an offering price of $10.00 per share. The Company also sold 200,000 shares during a private placement. Upon the Registration Statement's effectiveness, the organizers/directors focused their efforts on the sale of such Common Stock and, by early July 1998, had completed all selling activities. Net of selling expenses, the Company raised $11,405,283 in the offerings. From late April to mid-July, management engaged in activities resulting in the opening of the Bank. During the development stage, from November 5, 1997 ("Inception") to July 27, 1998, net loss amounted to $101,912. Net loss, from the Bank's opening to December 31, 1999, amounted to $588,909. Losses from Inception to December 31, 1998 amounted to $793,577. Often, denovo banks have losses for the first year of operations. The results for 1998 and 1999 were in line with the Company's expectations.

     During 1999, the Company initiated three share repurchase programs. In March 2000, the third repurchase program was completed. Pursuant to the programs, the Company repurchased a total of 176,103 shares of its common stock for an average per share price of $8.68. Management believes that the repurchase programs were a prudent use of excess liquidity that will further enhance shareholder value.

     In 1999, total assets increased 68.0% to $38.3 million and total deposits increased 123.3% to $26.8 million. Total loans have grown 81.8% to $26.9 million, which creates a loan to deposit ratio of approximately 100%. At December 31, 1998, total assets were $22.8 million, total deposits were $12.0 million and total loans were $14.8 million. The loan to deposit ratio was 123%.

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

     Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the fiscal years ended 1999 and 1998. The Bank opened on July 27, 1998. Therefore, the December 31, 1998 components present only a partial year's results.

                                                                             December 31, 1999
                                                                     In thousands (000), except percentages
                                                              ---------------------------------------------------
                                                                                            Interest
                                                                             Average        Income/        Yield/
                                                                             Balance        Expense        Cost
                                                                             -------        -------        ----
          Federal funds sold                                                $  2,171        $   107        4.93%
          Securities                                                           6,800            380        5.59%
          Loans and Leases, net                                               19,858          2,101       10.58%
                                                                            --------        -------
               Total earning assets                                         $ 28,829        $ 2,588        8.98%
                                                                            ========        =======       =====

          Interest-bearing deposits                                         $ 17,874        $   866        4.85%
          Other borrowings                                                       701             36        5.13%
                                                                            --------        -------
               Total interest-bearing liabilities                           $ 18,575        $   902        4.86%
                                                                            ========        =======       =====

          Net yield on earning assets                                                                      5.85%
                                                                                                          =====
          Net interest margin                                                                              4.12%
                                                                                                          =====

                                                                          December 31, 1998
                                                                In thousands (000), except percentages
                                                              ---------------------------------------------------
                                                                                            Interest
                                                                             Average        Income/        Yield/
                                                                             Balance        Expense        Cost
                                                                             -------        -------        ----

          Federal funds sold                                                $  3,531        $   190        5.41%
          Securities                                                           1,903            102        5.36%
          Loans, net                                                           3,883            409       10.53%
                                                                            --------        -------
               Total earning assets                                         $  9,317        $   701        7.52%
                                                                            ========        =======       =====

          Interest-bearing deposits                                         $  3,739        $   168        4.49%
          Other borrowings                                                        71              5        7.00%
                                                                            --------        -------
               Total interest-bearing liabilities                           $  3,810        $   173        4.54%
                                                                            ========        =======       =====

          Net yield on earning assets                                                                      2.98%
                                                                                                          =====
          Net interest margin                                                                              5.67%
                                                                                                          =====

     As reflected above, average yield on earning assets amounted to 8.98% for 1999 compared to 7.52% for 1998. The average cost of funds amounted to 4.86% for 1999 compared to 4.54% for 1998. Net interest yield for the period ended December 31, 1999 was 5.85% compared to 2.98% for period ended December 31, 1998. During 1999, key interest rates, such as The Wall Street Journal's Prime Rate, increased throughout the year. There were three increases totaling a 0.75% increase in this key rate during the year.

     Non-Interest Income. Non-interest income for the period ended December 31, 1999 was $308,184 compared to $47,607 for the period ended December 31, 1998. Non-interest income for the period represented 1.01% and .46% of average assets respectively. One of management's goals for 2000 is to continue to improve non-interest income as a percentage of average assets. Increases in non-interest fee income for loan and lease sales should continue to improve this ratio.

     Non-Interest Expense. Non-interest expense for the fiscal year ended December 31, 1999 was $1,896,264 compared to $987,359 for the fiscal year ended December 31, 1998. As a percentage of total average assets, non-interest expense amounted to 6.20% in 1999 compared to 9.48% in 1998. Below are the components of non-interest expense for the fiscal years ended 1999 and 1998.

                                                    1999            1998
                                                    ----            ----
          Salaries and benefits                 $  986,854      $  489,133
          Equipment and occupancy expense          249,930         137,067
          Legal and professional                   179,253         172,591
          Data processing                           81,686          37,048
          Printing and supplies                     53,013          28,471
          Postage and courier                       34,953          10,206
          Telephone                                 33,826          21,003
          Advertising                               33,397           6,700
          Marketing                                 23,395          35,108
          Insurance-directors and officers          19,349          21,281
          Business development                      19,223          14,822
          Other operating expenses                 181,385          13,929
                                                ----------      ----------
               Total non-interest expense       $1,896,264      $  987,359
                                                ==========      ==========

     During 1999, allowance for loan losses increased by $183,000. In the Bank's loan portfolio, there were no charge-offs during 1999. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The following tables present an analysis of the net interest earnings of the Bank for the fiscal years ended 1999 and 1998 with respect to each major category of interest-earning asset and each major category of interest-bearing liability. As the Bank did not commence banking operations until July 27, 1998, the table for 1998 presents only a partial year's results.

                                                                                           December 31, 1999
                                                                                In thousands (000), except percentages
                                                               ----------------------------------------------------------------

                                                                    Average                       Interest            Average
                         Assets                                      Amount                        Earned              Yield
                         ------                                ------------------              --------------        ----------
            Federal funds sold                                 $            2,171              $          107              4.93%
            Taxable securities                                              6,800                         380              5.59%
            Net loans                                                      19,858/(1)/                  2,101/(2)/        10.58%
                                                               ------------------              --------------
                    Total earning assets                       $           28,829              $        2,588              8.98%
                                                               ==================              ==============        ==========

                                  Liabilities                       Average                        Interest           Average
                                  -----------                        Amount                        Expense             Cost
            NOW and money market deposits                      $           8,605               $          419              4.87%
            Savings deposits                                                   8                            0              0.00%
            Time deposits                                                  8,384                          447              5.33%
            Other borrowings                                                 701                           36              5.14%
                                                               -----------------               --------------
                    Total interest-bearing liabilities         $          18,575               $          902              4.86%
                                                               =================               ==============        ==========
                           Net yield on earning assets                                                                     5.85%
                                                                                                                     ==========
                              Net interest margin                                                                          4.12%
                                                                                                                     ==========

          ______________________________________________
          (1)  During 1999, all loans accrued interest.
          (2) Interest earned on net loans includes loan fees and loan service fees of $182,629 in 1999.

                                                                                           December 31, 1999
                                                                                In thousands (000), except percentages
                                                               ----------------------------------------------------------------

                                                                    Average                    Interest               Average
                         Assets                                      Amount                     Earned                 Yield
                         ------                                -----------------           ---------------       --------------
            Federal funds sold                                 $           3,531           $           191                 5.39%
            Taxable securities                                             1,903                       102                 5.33%
            Net loans                                                      3,883/(1)/                  409/(2)/           10.52%
                                                               -----------------           ---------------
                    Total earning assets                       $           9,317           $           702                 7.52%
                                                               =================           ===============       ==============

                                                                    Average                   Interest               Average
                        Liabilities                                  Amount                    Expense                 Cost
                        -----------                            -----------------           ---------------       --------------
            NOW and money market deposits                      $           1,438           $            44                3.06%
            Savings deposits                                                   2                         0                0.00%
            Time deposits                                                  2,299                       124                5.39%
            Other borrowings                                                  71                         5                7.04%
                                                               -----------------           ---------------
                    Total interest-bearing liabilities         $           3,810           $           173                4.54%
                                                               =================           ===============       =============
                           Net yield on earning assets                                                                    2.98%
                                                                                                                 =============
                              Net interest margin                                                                         5.67%
                                                                                                                 =============

          ______________________________________________
          (1)    During 1998, all loans accrued interest.
          (2) Interest earned on net loans includes loan fees and loan service fees of $14,163 in 1998.

     Rate/Volume Analysis of Net Interest Income. The Bank began banking operations on July 27, 1998. Yet, these partial year results have been annualized. The results for 1999 represent a full year of operations. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                                           Year Ended December 31,
                                                                              1999 vs. 1998
                                                                           (Dollars in thousands)
                                                                               Changes Due To:

                                                                                                        Increase
            Increase (decrease) in:                                Rate               Volume           (Decrease)
                                                                ----------          ----------         ----------
            Income from interest-earning assets:
            Federal funds sold                                  $      (16)         $      (68)        $      (84)
            Taxable securities                                           4                 274                278
            Net loans                                                    2               1,690              1,692
                                                                ----------          ----------         ----------
                    Total interest income                              (10)              1,896              1,886
                                                                ----------          ----------         ----------

            Expense from interest-bearing liabilities:
            NOW and money market deposits                               40                 335                375
            Time deposits                                               (1)                324                323
            Other borrowings                                            (2)                 33                 31
                                                                ----------          ----------         ----------
                   Total interest expense                              (37)                692                729
                                                                ----------          ----------         ----------

                   Net interest income                          $      (47)         $    1,204         $    1,157
                                                                ==========          ==========         ==========

Deposits. The following table presents, for the fiscal year ended 1998, the average amount of and average rate paid on each of the described deposit categories. As the Bank did not commence banking operations until July 27, 1998, a presentation of the average amount of and average rate paid on each of the Bank's deposit categories for the fiscal year ended 1997 cannot be produced.

                                                                                            December 31, 1999
                                                                                In thousands (000), except percentages
                                                                                --------------------------------------

                                                                                     Average                Average
               Deposit Category                                                      Amount                Rate Paid
               ----------------                                                 -----------------        ------------
               Non interest-bearing demand deposits                             $           2,858                 --
               NOW and money market deposits                                                8,605               4.87%
               Savings deposits                                                                 8               3.05%
               Time deposits                                                                8,384               5.33%

                                                                                            December 31, 1998
                                                                                In thousands (000), except percentages
                                                                                --------------------------------------

                                                                                     Average                Average
               Deposit Category                                                      Amount                Rate Paid
               ----------------                                                 -----------------        -------------
               Non interest-bearing demand deposits                                        $  452                 --
               NOW and money market deposits                                                1,438               3.03%
               Savings deposits                                                                 2               3.10%
               Time deposits                                                                2,299               5.41%

  The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1999:

                                                             Time
                                                        Certificates of
                                                           Deposits
                                                      In thousands (000)
                                                     --------------------
                  3 months or less                                 $2,118
                  3-6 months.................                       2,220
                  6-12 months................                       1,270
                  Over 12 months.............                         100
                                                                   ------
                      Total..................                      $5,708
                                                                   ======

        At December 31, 1999, the Bank had no deposit relationships that represented concentrations.

Financial Condition

        The following is a presentation of the average consolidated balance sheet of the Company for the fiscal years ended 1999 and 1998 respectively.
This presentation includes all major categories of interest earning assets and interest and interest bearing liabilities. As the Bank did not commence banking operations until July 27, 1998, the comparison of the Company's average consolidated balance sheet at December 31, 1998 with those at December 31, 1999 may not be indicative of the Bank's results had the Bank been in business for the entire year.

                          AVERAGE CONSOLIDATED ASSETS
                              In thousands (000)
                -----------------------------------------------

                                                                                        December 31,
                                                                                  1999                1998
                                                                            ----------------------------------
                    Federal funds sold                                      $         2,171      $       3,531
                    Taxable securities                                                6,800              1,903
                    Net loans                                                        19,858              3,883
                                                                            ---------------      -------------
                                     Total earning assets                   $        28,829      $       9,317
                    Other assets                                                      1,757              1,098
                                                                            ---------------      -------------
                                     Total assets                           $        30,586      $      10,415
                                                                            ===============      =============

                     AVERAGE CONSOLIDATED LIABILITIES AND
                             STOCKHOLDERS' EQUITY
                              In thousands (000)
                -----------------------------------------------

                                                                                        December 31,
                                                                                  1999                1998
                                                                            ---------------      -------------
                    Non interest-bearing deposits                           $         2,858      $         452
                    NOW and money market deposits                                     8,605              1,438
                    Savings deposits                                                      8                  2
                    Time deposits                                                     8,384              2,299
                    Other borrowings                                                    701                 71
                    Other liabilities                                                    32                114
                                                                            ---------------      -------------
                                  Total liabilities                         $        20,588      $       4,376
                    Stockholders' equity                                              9,998              6,039
                                                                            ---------------      -------------
                                  Total liabilities and
                                  stockholders' equity                      $        30,586      $      10,415
                                                                            ===============      =============

     Loan Portfolio. The following table presents various categories of loans contained in the Bank's loan portfolio for the fiscal year ended December 31, 1999 and December 31, 1998, and the total amount of all loans for such periods.

                                                                            December 31,
                                                                         In thousands (000)
                                                                         ------------------
                                                                         1999               1998
          Type of Loan                                                   ----               ----
          ------------
          Commercial loans                                         $       14,252     $        8,066
          Real estate - construction                                        4,464              1,460
          Real estate - mortgage                                            3,895              2,843
          Lease financing                                                   3,215              1,894
          Installment and other loans to individuals                        1,097                568
                                                                   --------------     --------------
                   Subtotal                                                26,923             14,832
          Less: Deferred loan fees and costs                                   25                  -
          Less: Allowance for possible loan losses                            405                222
                                                                   --------------     --------------
                   Total (net of allowance)                        $       26,493     $       14,610
                                                                   ==============     ==============

     The following is a presentation of an analysis of maturities of loans as of December 31, 1999:

                                                                           In thousands (000)
                                                                           ------------------

                                                                          Due after
                                                   Due in 1                1 Year
                                                   Year or                Less than             Due after
Type of Loan                                         Less                  5 Years               5 Years              Totals
------------                                    -------------          -------------          -------------       --------------
Commercial loans                                $       4,113          $       9,785          $         354       $       14,252
Real estate - construction                              4,464                     --                     --                4,464
Real estate - mortgage                                  1,962                  1,446                    487                3,895
Installment and other loans to individuals                376                    322                    399                1,097
Lease financing                                         1,462                  1,753                     --                3,215
                                                -------------          -------------          -------------       --------------
          Total                                 $      12,377          $      13,306          $       1,240       $       26,923
                                                =============          =============          =============       ==============

          For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1999:

                                                                             In thousands (000)
                                                                             ------------------

                                                                             Due after 1
                                                      Due in 1                Year Less           Due after
           Interest Category                         Year or Less            than 5 Years           5 Years             Totals
           -----------------                       ------------             ------------         ----------         -----------
           Predetermined interest rate             $      4,813             $      7,089         $      555         $    12,457
           Floating interest rate                        14,042                      424                 --              14,466
                                                   ------------             ------------         ----------         -----------
                     Total                         $     18,855             $      7,513         $      555         $    26,923
                                                   ============             ============         ==========         ===========

     As of December 31, 1999, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

     As of December 31, 1999, there were no loans classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. During 1999, all loans were accruing interest.

     Summary of Loan Loss Experience. An analysis of the Bank's loan loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses.

              Analysis of the Allowance for Possible Loan Losses

                                                                                   December 31, 1999
                                                                                   -----------------
Balance at beginning of period                                                     $         222,000
Charge-offs:
   Commercial loans                                                                                0
   Real estate - construction                                                                      0
   Real estate - mortgage                                                                          0
   Installment and other loans to individuals                                                      0
  Lease financing                                                                                  0
                                                                                   -----------------
             Total                                                                                 0
Recoveries
   Commercial loans                                                                                0
   Real estate - construction                                                                      0
   Real estate - mortgage                                                                          0
   Installment and other loans to individuals                                                      0
  Lease financing                                                                                  0
                                                                                   -----------------
             Total                                                                                 0
                                                                                   -----------------
Net charge-offs                                                                                    0
Additions charged to operations                                                              183,000
                                                                                   -----------------
Balance at end of period                                                           $         405,000
                                                                                   =================

Ratio of net charge-offs during the period to average loans
 outstanding during the period                                                                     0%
                                                                                   =================

              Analysis of the Allowance for Possible Loan Losses

                                                                                   December 31, 1998
                                                                                   -----------------
Balance at beginning of period                                                     $               0
Charge-offs:
   Commercial loans                                                                                0
   Real estate - construction                                                                      0
   Real estate - mortgage                                                                          0
   Installment and other loans to individuals                                                      0
  Lease financing                                                                                  0
                                                                                   -----------------
             Total                                                                                 0
Recoveries
   Commercial loans                                                                                0
   Real estate - construction                                                                      0
   Real estate - mortgage                                                                          0
   Installment and other loans to individuals                                                      0
  Lease financing                                                                                  0
                                                                                   -----------------
             Total                                                                                 0
                                                                                   -----------------
Net charge-offs                                                                                    0
Additions charged to operations                                                              222,000
                                                                                   -----------------
Balance at end of period                                                           $         222,000
                                                                                   =================

Ratio of net charge-offs during the period to average loans
 outstanding during the period                                                                     0%
                                                                                   =================

     At December 31, 1999, the allowance for possible loan losses was allocated as follows:

                                                                               Percent of
                                                                             loans in each
                                                                              category to
                                                             Amount           total loans
                                                             ------           -----------
          Commercial loans                                 $ 214,650             53%
          Real estate - construction                          68,650             17%
          Real estate - mortgage                              56,700             14%
          Installment and other loans to individuals          16,200              4%
         Lease financing                                      48,800             12%
         Unallocated                                               0              0%
                                                           ---------          -----------
            Total                                          $ 405,000            100%
                                                           =========          ===========

     Loan Loss Reserve. In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 53% of outstanding loans are in the category of commercial loans, which includes commercial and industrial. Because of the larger average balance, commercial loans are generally considered by management as having greater risk per loan than other categories of loans in the Bank's loan portfolio. However, over 85% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of a large portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these types of loans.

     Real estate construction loans were 17% of the Bank's outstanding loans as of December 31, 1999. The Bank's loan policies prohibit the amount of the original real estate construction loan to exceed 80% of the appraised value of the collateral. Generally, these loans are owner-occupied real estate, not leased facilities.

     Real estate mortgage loans constituted 14% of outstanding loan balances at December 31, 1999. All loans in this category represent commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     Lease financings represented 12% of the loan portfolio at December 31, 1999. These leases are generally for income producing commercial equipment, such as heavy machinery used in construction and road building.

     The Bank's consumer loan portfolio constituted 4% of the Bank's outstanding loans at December 31, 1999. At December 31, 1999, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     During 1999, a review of the Bank's loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on an annual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Investments. As of December 31, 1999, net loans comprised approximately 69% of the Bank's assets, investment securities comprised approximately 20% of the Bank's assets and federal funds sold comprised approximately 5% of the Bank's assets.

     The following table presents, for the periods indicated, the book value of the Bank's investments. All securities held at December 31, 1999 and 1998 were categorized as available-for-sale.

                                                                               December 31,
          Investment Category
          -------------------
                                                                           1999             1998
                                                                           ----             ----
          Available-for-Sale:
          -------------------

          Obligations of U.S. Treasury and other U.S. agencies         $ 7,530,851       $ 5,702,770
          Federal Reserve Bank stock                                       288,000           288,000
          Federal Home Loan Bank stock                                     149,800            51,100
                                                                       -----------       -----------
                 Total                                                 $ 7,968,651       $ 6,041,870
                                                                       ===========       ===========

     The following table indicates, for the fiscal year ended December 31, 1999, the amount of investments due by contractual maturity in (i) one year or less,
(ii) one to five years, (iii) five to ten years, and (iv) over ten years:


     Investment Category
     -------------------
                                                                        Weighted
                                                                         Average
     Available-for-Sale:                               Amount           Yield (1)
     -------------------                               ------           ---------
     Obligations of U.S. Treasury
     and other U.S. agencies:
       0-1 year                                        $ 1,488,825          4.35%
       Over 1 through 5 years                            4,988,974          6.05%
       Over 5 through 10 years                             976,563          7.03%
       Over 10 years                                             0             0
     Federal Reserve Bank stock, no maturity               288,000          6.00%
     Federal Home Loan Bank stock, no maturity             149,800          7.00%
                                                       -----------
            Total                                      $ 7,968,651          5.86%
                                                       ===========          ====

      _________________________________________
      (1)  The Bank has not invested in any tax-exempt obligations.

     Return on Equity and Assets. Returns on average consolidated assets and average consolidated equity for fiscal years ended December 31, 1999 and December 31, 1998 are presented below.

                                                             December 31,
                                                          1999          1998
                                                      ----------------------
          Loss on average assets                        (2.76%)      (6.54%)
          Loss on average equity                        (0.84%)     (11.28%)
          Average equity to average assets ratio        32.69%       57.98%
          Dividend payout ratio                           N/A           N/A

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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1999 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                   After 3            After 6           After 1
                                                 months but           months            year but
                               Within 3           within 6           but within         within 5          After 5
                                months             months              1 year            years              years           Totals
                                ------             ------              ------            -----              -----           ------
EARNING ASSETS
Loans                       $     15,008      $       996      $         2,444      $         7,920      $        555      $ 26,923
US Government and agency              --               --                1,489                4,236             1,806         7,531
 securities
Fed funds sold                     1,991               --                   --                   --                --         1,991
                                --------         --------             --------             --------          --------      --------
    Total earning assets    $     16,999      $       996      $         3,933      $        12,156      $      2,361      $ 36,445
                                ========         ========             ========             ========          ========      ========

FUNDING SOURCES
Demand deposits,
 interest-bearing demand
 and savings                $     14,875      $        --      $            --      $            --      $         --      $ 14,875
Certificates, less than
 $100M                               224            3,004                1,658                  822                --         5,708
Certificates $100M and
 over                              3,166            2,223                  612                  198                --         6,199
                                --------         --------             --------             --------          --------      --------
Total interest-bearing
 liabilities                $     18,265      $     5,227      $         2,270      $         1,020      $         --      $ 26,782
                                ========         ========             ========             ========          ========      ========

Interest-sensitivity gap    $     -1,266      $    -4,231      $         1,663      $        11,136      $      2,361      $  9,663
Cumulative interest-
 sensitivity gap            $     -1,266      $    -5,497      $        -3,834      $         7,302      $      9,663      $  9,663
Interest-sensitivity gap
 ratio                            -3.79%          -15.08%                4.56%               33.30%             7.06%         28.89%
Cumulative interest-
 sensitivity gap ratio            -3.79%          -17.34%              -10.52%               21.83%            28.89%         28.89%

     As evidenced by the table above, the Company is cumulatively liability sensitive within one year. In a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. With respect to the Company, an increase in interest rate would result in higher earnings while a decline in interest rates will reduce income. This, however, assumes that all other factors affecting income remain constant.

     As the Company continues to grow, management will structure its rate sensitivity position to hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a monthly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $14.8 million in 1999. Below are the pertinent liquidity balances and ratios for the periods ended December 31, 1999 and December 31, 1998.

                                                            1999         1998
                                                            ----         ----
          Cash and cash equivalents                    $ 1,056,784    1,053,182
          Federal fund sold                            $ 1,990,593      380,000
          Securities                                   $ 7,968,651    6,041,870
          CDs, over $100,000 to total deposits ratio         21.31%       42.66%
          Loan to deposit ratio                             100.43%      123.49%
          Brokered deposits                                    N/A          N/A

     At December 31, 1999, large denomination certificates accounted for 21.31% of total deposits compared with 42.66% at December, 31, 1998. Large denomination CDs are generally more volatile than other deposits. As a result, management monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Fulton County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Fulton County, as outside depositors are more likely to be interest rate sensitive.

     Cash and cash equivalents are the primary source of liquidity. At December 31, 1999, cash and cash equivalents amounted to $1.06 million, representing 2.76% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $2.0 million of the $7.5 million in the Bank's securities portfolio is scheduled to mature in 2001.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1999, the Bank had no brokered deposits in its portfolio.

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

     The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMEL 1 by their primary regulator (which includes the Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 %, depending upon risk profiles and other factors.

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

     The table below illustrates the Bank's and Company's regulatory capital ratios at the date indicated:

                                                                                           Minimum
                                                                                         regulatory
          Bank                                             December 31, 1999             requirement
          ----                                             -----------------             -----------
          Tier 1 Capital                                           33.64%                      4.0%
          Tier 2 Capital                                            1.25%                       --
                                                               ---------
                 Total risk-based capital ratio                    34.89%                      8.0%
                                                               =========                   =======

          Leverage Ratio                                           25.26%                      4.0%
                                                               =========                   =======

          Company - Consolidated
          ----------------------
          Tier 1 Capital                                           35.00%                      4.0%
          Tier 2 Capital                                            1.25%                       --
                                                               ---------
                 Total risk-based capital ratio                    36.25%                      8.0%
                                                               =========                   =======

          Leverage ratio                                           26.29%                      4.0%
                                                               =========                   =======

     The above ratios indicate that the capital positions of the Bank and the Company are sound and that both are well positioned for future growth.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Retroactive application to financial statements of prior periods is not required. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

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

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Each person listed below has been a director of the Company since July 27, 1998. Directors of the Company serve staggered terms, which means that one-third of the directors will be elected each year at Company's annual meeting of shareholders.

     Each person listed below is also a director of the Bank. The Bank's officers are appointed by the Bank's Board of Directors and hold office at the will of the Bank's Board of Directors.

Michael L. Aldredge, age 47, has served as Operations Manager and Secretary of Squire Inn, Inc., a hotel holding company, since 1990. Mr. Aldredge is also a partner in KAL Jax Hotel, LTD, where he serves as Managing Partner of the Days Inn Jacksonville Beach Resort. Mr. Aldredge is a member of the Loan Committee of the Bank.

C. Dan Alford, age 39, has served as the Chief Financial Officer of Allied Utility Network LLC, a consultant to the utility industry, since February 1998. From 1989 to 1998, Mr. Alford served as the Executive Vice President and Chief Operating Officer of A&C Enercom, Inc., a subsidiary of Virginia Electric Power Company from 1996 to 1997, where he also served as General Manager of National Operations for the Commercial & Industrial Division. Mr. Alford is a member of the Audit and Compensation Committees of the Company and the Audit, Compliance and Community Reinvestment Act Committee of the Bank.

Patricia Rhodes Grimes, age 51, has been retired from SunTrust Service Corporation since 1992. She has extensive banking experience and held various management level positions with SunTrust Service Corporation and Trusco Data Systems, a division of Trust Company of Georgia. Most recently, Ms. Grimes served as Senior Vice President and Manager of the Application Systems Division with SunTrust Service Corporation, a subsidiary of SunTrust Banks, Inc. Ms. Grimes also held positions with Trusco Data Systems, including Group Vice President and Assistant Manager of Systems and Programming, Vice President and Section Manager of Deposits, Financial and Human Resources Systems, Systems Officer and Project Leader of the Demand Deposit System, and programmer/analyst for Deposit Applications. Further, Ms. Grimes has served on the MIS Advisory Board for the University of Georgia. Ms. Grimes is the Chairman of the Marketing, Operation and Technology Committee of the Bank. She is also a member of the Audit Committee of the Company, the Audit, Compliance and Community Reinvestment Act Committee of the Bank, as well as the Compensation Committee of the Company.

William H. Groce, Jr., age 64, is a retired executive from BellSouth Telecommunications. Mr. Groce held various positions at BellSouth
Telecommunications throughout his career which began in 1958, including Executive Assistant to the President of BellSouth Telecommunications and Secretary to its Board of Directors from 1988 until his retirement in 1994. Mr. Groce is the Secretary of the Company and Chairman of the Asset/Liability Management Committee of the Bank.

David R. Hink, age 51, has been the Managing Principal of Strategic Solutions Resources, a consultant to the utilities industry, since December 1996. In addition, Mr. Hink is Executive Vice President of Ekercom, Inc., a software company in which he also serves as a director. From 1995 to 1996, Mr. Hink served as President of the MarKit Division of Severn Trent Systems, a software company. From 1993 to 1995, Mr. Hink was employed with A&C Enercom, Inc., where he served as Senior Vice President and was responsible for its information technology group of companies, comprised of Entec Consulting and the Market Applications Group. Mr. Hink is a member of the Compensation Committee of the Company and the Loan Committee of the Bank.

Mary E. Johnson, age 47, has served as the Controller of T. Stephen Johnson & Associates, Inc., a financial services consulting firm, and its related entities since 1987. She also serves as the Corporate Secretary and Treasurer to the Board of Directors of Brightlane.com, Inc., an internet "super-site" offering products and services to small business owners. Further, Ms. Johnson serves as Corporate Secretary to the Board of Directors of Directo, Inc., a direct deposit payroll services company that acts as an intermediary between employers and non-banked employees. Ms. Johnson is a member of the Marketing Committee of the Bank.

Robert W. Johnston, age 48, is a Vice President of TRC Staffing Services, Inc., in Atlanta, Georgia, a position he has held since January 2000. Prior to that time, Mr. Johnston was a consultant to the staffing services industry through his investment in Koala Enterprises, Inc. since 1978. Mr. Johnston is a member of the Marketing Committee and the Operations/Technology Committee of the Bank.

H.N. Padget, Jr., age 44, is the President and Chief Executive Officer of the Company and the Bank. He has been a banker in metropolitan Atlanta for over 20 years and has served in various management positions throughout his career. Mr. Padget most recently served as Executive Vice President of Milton National Bank, Alpharetta, Georgia from 1993 through October of 1997. Mr. Padget is the son of Heber N. Padget, Sr., a director of the Company and the Bank.

Heber N. Padget, Sr., age 68, has been retired since 1991 from the farming business he started in 1962. He owns the Padget Cattle Company and Wauka Chick Company, both farming-related businesses located in Gainesville, Georgia. Mr. Padget is a member of the Asset/Liability Management Committee of the Bank. Mr. Padget is the father of H.N. Padget, Jr., the Company's and the Bank's President and Chief Executive Officer

John A. Pond, age 52, has been the President of Pond & Company, an engineering and architectural services company, since 1987. Mr. Pond holds a professional engineer license as well as a professional land surveyor license. Mr. Pond is a member of the Marketing Committee of the Bank.

Reid W. Simmons, age 52, has been the President, founder and co-owner of OMSystems, Inc. (Orthotrac), a leading provider of computer hardware and software for orthodontists since 1981. From 1970 until 1981, he held various sales and management positions with NCR Corporation, including Regional Director and National Director of Large Computer Systems. Mr. Simmons is a member of the Audit Committee of the Company and the Marketing Committee and the Audit, Compliance and Community Reinvestment Act Committee of the Bank.

W. Darrell Sumner, age 51, is the President and co-founder of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Mr. Sumner is a member of the Compensation Committee of the Company and the Loan Committee and Asset/Liability Management Committee of the Bank.

W. David Sweatt, age 52, is the Chairman of the Company and the Bank. From 1996 through 1998, Mr. Sweatt managed personal investments. From 1993 until it was sold in 1996, Mr. Sweatt was a director and the President and Chief Executive Officer of Royal Bankshares of Acadiana, Inc., Lafayette, Louisiana, a registered bank holding company which owned the Bank of Lafayette and Trust Bank of the U.S., a non-depository trust company. Mr. Sweatt simultaneously served as President and Chief Executive Officer of both subsidiaries of the holding company. He is the Chairman of the Loan Committee and the Executive Committee of the Bank.

Other Executive Officer

Danny F. Dukes, age 39, was named Chief Financial Officer of the Company and Senior Vice President of the Bank and Controller of the Bank in January, 1999. From March 1997 until December 1998, Mr. Dukes served as Vice President and Chief Financial Officer of First Community Bancorp and First Community Bank & Trust in Cartersville, Georgia. From March 1994 until March 1997, Mr. Dukes served as Chief Financial Officer of Georgia Federal Credit Union, Atlanta, Georgia.

     There are no family relationships between any of the directors or executive officers of the Company or the Bank, except that H.N. Padget, Jr., is the son of Heber N. Padget, Sr.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, and related regulations of the Securities and Exchange Commission ("SEC"), require the Company's executive officers and directors, and certain persons who own 10% or more of Company common stock, to file with the SEC reports of their ownership of Company common stock. The regulations also require these persons to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during 1999 all filing requirements applicable to such persons have been complied with, except that a Form 4, Report of Changes in Beneficial Ownership of Securities was inadvertently filed late by directors H.N. Padget, Jr. and W. David Sweatt, and executive officer Danny F. Dukes.

Item 10.  Executive Compensation

     The following table sets forth a summary of the compensation paid to or accrued on behalf of the Company's Chief Executive Officer during the last three fiscal years. No other executive officer of the Company or the Bank received annual salary and bonus in excess of $100,000 during the last fiscal year.

                                                                                             Long Term
                                                                                           Compensation
                                                                                              Awards
                                                                                           ------------
                                                                                            Securities
                                                                        Annual              Underlying
                                                Fiscal            Compensation/(1)/           Options
                                                               ------------------------    ------------
   Name and Principal Position                   Year          Salary ($)     Bonus ($)         (#)
   ---------------------------                 -------         ----------     ---------    ------------
   H.N. Padget, Jr.                              1999             126,302            --       6,000/(2)/
   President and Chief Executive Officer         1998             125,000        10,000      35,000/(3)/
                                                 1997              20,833            --          --

   __________________________________
   /(1)/ All cash compensation was paid by the Bank.
   /(2)/ Consists of grant of non-qualified stock option for 6,000 shares of
         Company common stock.
   /(3)/ Consists of grants of performance-based incentive stock options for 30,000 shares of Company common stock, and an incentive stock option for 5,000 shares of Company common stock.

Employment Agreement

     In November 1997, the Company and the Bank entered into an employment agreement with H.N. Padget, Jr. regarding Mr. Padget's employment as President and Chief Executive Officer of the Company and the Bank (the "Employment Agreement"). Under the terms of the Employment Agreement, Mr. Padget will receive a salary of $125,000 per year with a 2 1/2% increase per year on the anniversary date of the opening of the Bank. The Employment Agreement provides that at the end of each year of operation, Mr. Padget will be entitled to receive a cash bonus based on a performance matrix established against certain budgets set by the Company. Additionally, the Employment Agreement provides that the Company will grant Mr. Padget incentive stock options to purchase shares of Company common stock, subject to achieving certain performance targets. On August 19, 1998 Mr. Padget received grants of 30,000 performance-based incentive stock options and 5,000 incentive stock options. Pursuant to the Employment Agreement, the Company has also provided an automobile to be used by Mr. Padget. The period of employment commenced on July 27, 1998 and continues for a period of 36 months thereafter except in the event of Mr. Padget's death. The employment may be terminated (i) at the election of the Company and the Bank for cause; (ii) at Mr. Padget's election, upon the Bank and the Company's breach of any material provision of the Employment Agreement; or (iii) upon Mr. Padget's death or disability. In the event that Mr. Padget's employment is terminated by the Company without cause, (a) the Company will be required to meet its obligations under the Employment Agreement for a period of 12 months after the date of termination with respect to Mr. Padget's compensation and health and dental insurance coverages, and (b) Mr. Padget will be prohibited from competing with the Bank or soliciting its customers or employees within the geographic area set forth in the Employment Agreement for a period of 12 months after the date of termination.

Stock Option Plans

1998 Incentive Stock Option Plan

     On May 20, 1998, the Company's Board of Directors and initial shareholders adopted an Incentive Stock Option Plan (the "Incentive Plan") to promote equity ownership of the Company by key senior officers, key officers and other key employees of the Company and the Bank. The Incentive Plan was amended by the shareholders of the Company at a Special Meeting held on November 25, 1998 to increase the number of shares reserved thereunder from 60,000 to 115,000. The Incentive Plan provides for the grant of options at the discretion of the Company's Compensation Committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Company's common stock) of the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Incentive Plan. Stock options granted pursuant to the Incentive Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or until the expiration of 90 days (or such lesser period as the Compensation Committee may determine) from the date on which the person to whom they were granted ceases to be employed by the Company or the Bank. As of March 30, 2000, an aggregate of 83,500 shares of Company common stock had been granted under the Incentive Plan.

1998 Non Qualified Stock Option Plan

     On August 19, 1998, the Company's Board of Directors amended and restated the Company's 1998 Non Qualified Stock Option Plan (the "Non Qualified Plan"). On November 25, 1998, the Company's shareholders approved the amended and restated Non Qualified Plan. The purpose of the Non Qualified Plan is to attract, retain and compensate key personnel and directors of the Company and the Bank. There are 185,000 shares of Company common stock reserved under the Non Qualified Plan. The Non Qualified Plan is administered by the Company's Board of Directors. The option exercise price of options granted under the Non Qualified Plan is the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Non Qualified Plan. Stock options granted pursuant to the Non Qualified Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or such lesser period as the Company's Board of Directors may determine. As of March 30, 2000, an aggregate of 165,500 shares of Company common stock had been granted under the Non Qualified Plan.

The following table sets forth certain information regarding the grant of stock options in 1999 to Mr. Padget and the value of options held by him at the end of such fiscal year.

                       Option Grants in Last Fiscal Year

                               Individual Grants

                                               % of Total
                    Number of Securities     Options Granted      Exercise or
                     Underlying Options      to Employees in       Base Price       Expiration
Name                     Granted (#)           Fiscal Year           ($/Sh)            Date
----------------    --------------------     ---------------      -----------      -----------
H.N. Padget, Jr.           6,000                   26.09%             $8.25          12/2009

     The following table sets forth certain information regarding the exercise of stock options in the 1999 by the person named in the Summary Compensation Table and the value of options held by such person at the end of such fiscal year.

                         Number of Securities         Value of Unexercised
                        Underlying Unexercised        In-the-Money Options
                      Options at FY-End (#)/(1)/       at FY-End ($)/(1)/

         Name         Exercisable/Unexercisable     Exercisable/Unexercisable
         ----         -------------------------     -------------------------
H.N. Padget, Jr.             16,666/24,334                    0/0

Director Compensation

     The directors of the Company and the Bank do not intend to be separately compensated in cash for their services as directors until the Company's and the Bank's net profits exceed their net losses since inception on a cumulative basis. During the organization of the Company and the Bank, directors of the Company and the Bank were not compensated for their services. On August 19, 1998, the Company's Board of Directors amended and restated the Company's 1998 Non Qualified Stock Option Plan (the "Non Qualified Plan") to include non-employee directors and made individual grants to each such director. On November 25, 1998, the Company's shareholders approved the Non Qualified Plan. Accordingly, during 1998, each non-employee director received a non qualified option to purchase a number of shares of Company common stock (ranging in size from 10,000 shares to 22,500 shares and aggregating 145,000 shares) in consideration of his or her past service as a director and as a means of attracting and retaining qualified individuals to serve on the Company's Board of Directors. During 1999, the Company granted 3,000 non-qualified options to Chairman David Sweat. These options are exercisable at $8.25 per share, vest equally over a three-year period and expire in December 2009.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership, as of March 15, 2000, of shares of Company common stock by
(i) each person known by the Company to be the beneficial owner of more than 5% of the Company's issued and outstanding common stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers of the Company as a group. Except as noted below, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.

                                                                              Amount and
                                                                               Nature of
                                                                               Beneficial           Percent of
Name of Beneficial Owner                                                   Ownership/(1)/(2)/          Class
------------------------------------------------------------               ------------------       ----------
Michael L. Aldredge                                                              14,333/(3)/            1.35
C. Dan Alford                                                                    13,333/(4)/            1.26
Patricia R. Grimes                                                               16,666/(5)/            1.57
William H. Groce, Jr.                                                            30,000/(6)/            2.82
David R. Hink                                                                    20,000/(7)/            1.88
Mary E. Johnson                                                                  16,666/(8)/            1.57
Robert W. Johnston                                                               13,333/(9)/            1.26
Heber N. Padget, Sr.                                                             45,600/(10)/           4.28
H.N. Padget, Jr.                                                                 28,666/(11)/           2.67
John A. Pond                                                                     20,000/(12)/           1.88
Reid W. Simmons                                                                  16,666/(13)/           1.57
W. Darrell Sumner                                                                13,333/(14)/           1.26
W. David Sweatt                                                                 129,766/(15)/          11.98
Danny F. Dukes                                                                    2,266/(16)/              *
                                                                           ------------
All directors and executive officers as a group (14 persons)                    380,628/(16)/          32.90
                                                                           ============

_______________________
 *    Represents holdings of less than 1%.

/(1)/ The information contained in this table with respect to Company common stock ownership reflects "beneficial ownership" as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Information with respect to beneficial ownership is based upon information furnished by each owner.

/(2)/ With respect to certain of the individual executive officers listed in the table and the aggregate number of shares held by the directors and executive officers as a group, the number of shares indicated includes shares of Company common stock that the individual has the right to acquire on or before May 14, 2000 (60 days from March 15, 2000), through the exercise of options granted under the Company's 1998 Incentive Stock Option Plan. Under the SEC's rules, a person is also deemed to be the beneficial owner of any securities owned by such person's spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

/(3)/ Includes 1,000 shares held by Mr. Aldredge as custodian for his minor children. Also includes 3,333 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(4)/ Includes 3,333 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(5)/ Includes 4,166 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(6)/ Includes 5,000 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(7)/ Includes 5,000 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(8)/ Includes 4,166 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(9)/ Includes 3,333 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(10)/ Includes 900 shares held by Mr. Padget's spouse and an aggregate of 5,000 shares held by Mr. Padget and his spouse as custodians for their grandchildren. Mr. Padget shares investment and voting power over such shares with his spouse. Also includes 7,500 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(11)/ Includes an aggregate of 5,000 shares held by Mr. Padget's children, as to which Mr. Padget disclaims beneficial ownership and 16,666 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 15, 2000.

/(12)/ Includes an aggregate of 3,000 shares held by Mr. Pond's children. Also includes 3,000 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(13)/ Includes 12,400 shares held by Simmons Investments, L.P., of which Mr.
       Simmons is a general partner. Includes 4,166 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000

/(14)/ Includes 3,333 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

/(15)/ Includes 15,000 shares held by Mr. Sweatt's spouse and an aggregate of 10,000 shares held by Mr. Sweatt's spouse as custodian for their minor children, as to which Mr. Sweatt shares voting and investment power with his spouse. Also includes 24,166 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 15, 2000.

/(16)/ Includes 666 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2000.

Item 12.  Certain Relationship and Related Transactions

     The Bank extends loans from time to time to certain of the Company's and Bank's directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

                                    PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

     (a)  Exhibits.  Periodic reports, proxy statements and other information
          --------
filed by the Company with the SEC pursuant to the informational requirements of the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company. The Company's SEC file number reference is Commission File No. 0-23991.

Exhibit   Description
-------   -----------
3.1 Articles of Incorporation of the Company (Incorporated herein by reference to the exhibit of the same number of the Company's Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))
3.2 Bylaws of the Company (Incorporated herein by reference to the exhibit of the same number of the Company's Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))
4.2 See Exhibits 3.1 and 3.2 hereto for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Common Stock.
10.1 Shopping Center Form Lease, dated March 23, 1998, between W.B. Wiggins, Jr., and Chattahoochee National Bank (Incorporated herein by reference to the exhibit of the same number of the Company's Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))
10.2 Employment Agreement, dated as of November 1, 1997 among Chattahoochee National Bank (In Organization), CNB Holdings, Inc. and H. N. Padget, Jr. (Incorporated herein by reference to the exhibit of the same number of the Company's Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))
10.3      Reserved.
10.4 Amended and Restated CNB Holdings, Inc. 1998 Incentive Stock Option Plan (Incorporated herein by reference to Annex B of the Company's Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))
10.5 Amended and Restated CNB Holdings, Inc. 1998 Non-Qualified Stock Option Plan (Incorporated herein by reference to Annex A of the Company's Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))
18.0 Letter On Change In Accounting Principles (Incorporated herein by reference to the exhibit of the same number of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (Commission File No. 0-23991))
21.1      Subsidiary of CNB Holdings, Inc.
27.1      Financial Data Schedule

     (b)  Reports on Form 8-K. No reports on Form 8-K were required to be filed
          -------------------
by the Company during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CNB HOLDINGS, INC.

Dated: April 12, 2000                 By:  /s/ H. N. Padget, Jr.
                                         ---------------------------------------
                                           H. N. Padget, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: April 12, 2000                 By:  /s/ Danny F. Dukes
                                         ---------------------------------------
                                           Danny F. Dukes
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


/s/ W. David Sweatt                                     Date: April 12, 2000
---------------------------------------------
W. David Sweatt, Chairman of the Board of
Directors

---------------------------------------------
Michael L. Aldredge, Director

/s/ C. Dan Alford                                       Date: April 12, 2000
---------------------------------------------
C. Dan Alford, Director


---------------------------------------------
Patricia R. Grimes, Director

/s/ William H. Groce, Jr.                               Date: April 12, 2000
---------------------------------------------
William H. Groce, Jr., Secretary and Director

/s/ David R. Hink                                       Date: April 12, 2000
---------------------------------------------
David R. Hink, Director


/s/ Mary E. Johnson                                     Date: April 12, 2000
---------------------------------------------
Mary E. Johnson, Director


---------------------------------------------
Robert W. Johnston, Director


---------------------------------------------
Heber N. Padget, Sr., Director


---------------------------------------------
John A. Pond, Director


---------------------------------------------
Reid W. Simmons, Director

/s/ H.N. Padget, Jr.                                    Date: April 12, 2000
---------------------------------------------
H.N. Padget, Jr., President, Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ W. Darrell Sumner                                   Date: April 12, 2000
---------------------------------------------
W. Darrell Sumner, Director

/s/ Danny F. Dukes                                      Date: April 12, 2000
---------------------------------------------
Danny F. Dukes, Chief Financial Officer
(Principal Accounting Officer)

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1999

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 1999




                               TABLE OF CONTENTS
                               -----------------


                                                         Page
                                                        -------

INDEPENDENT AUDITOR'S REPORT................................. 1

FINANCIAL STATEMENTS

     Consolidated balance sheets............................. 2
     Consolidated statements of operations................... 3
     Consolidated statements of comprehensive loss........... 4
     Consolidated statements of stockholders' equity......... 5
     Consolidated statements of cash flows............. 6 and 7
     Notes to consolidated financial statements........... 8-31

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
CNB Holdings, Inc. and Subsidiary
Alpharetta, Georgia


     We have audited the accompanying consolidated balance sheet of CNB Holdings, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for December 31, 1998 have been audited by other auditors, whose report, dated January 24, 1999, expressed an unqualified opinion on those statements.


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


     In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Holdings, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                           /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
February 2, 2000

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                                                1999          1998
                                                                ----          ----
                                 Assets
                                 ------
Cash and due from banks                                     $ 1,056,784  $ 1,053,182
Federal funds sold and overnight deposits in banks            1,990,593      380,000
Securities available-for-sale                                 7,530,851    5,702,770
Other investments                                               437,800      339,100

Loans                                                        26,897,806   14,831,983
Less allowance for loan losses                                  405,000      222,000
                                                            -----------  -----------
          Loans, net                                         26,492,806   14,609,983
                                                            -----------  -----------

Premises and equipment                                          493,302      470,523
Other assets                                                    344,136      261,012
                                                            -----------  -----------

          Total assets                                      $38,346,272  $22,816,570
                                                            ===========  ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits
    Noninterest-bearing demand                              $ 3,061,875  $ 1,346,146
    Interest-bearing demand                                  11,807,446    3,262,504
    Savings                                                       5,859        5,758
    Time, $100,000 and over                                   5,708,543    5,124,023
    Other time                                                6,198,926    2,272,812
                                                            -----------  -----------
          Total deposits                                     26,782,649   12,011,243
Other borrowings                                              2,000,000           --
Other liabilities                                               272,985      100,070
                                                             ----------   ----------
          Total liabilities                                  29,055,634   12,111,313
                                                            -----------  -----------
Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, no par value; 10,000,000 shares
        authorized; no shares issued and outstanding                  --           --
    Common stock, par value $1.00; 10,000,000 shares
        authorized; 1,235,000 issued                          1,235,000    1,235,000
    Capital surplus                                          10,170,283   10,170,283
    Accumulated deficit                                        (793,577)    (709,289)
    Treasury stock                                           (1,235,326)          --
    Accumulated other comprehensive income (loss)               (85,742)       9,263
                                                            -----------  -----------
          Total stockholders' equity                          9,290,638   10,705,257
                                                             ----------   ----------
          Total liabilities and stockholders' equity        $38,346,272  $22,816,570
                                                            ===========  ===========

See Notes to Consolidated Financial Statements.

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 1999                         1998
                                               ----------                   ---------
Interest income
    Loans                                      $2,101,334                   $ 408,664
    Taxable securities                            380,283                     101,513
    Federal funds sold                            107,395                     190,672
                                               ----------                   ---------
          Total interest income                 2,589,012                     700,849
                                               ----------                   ---------

Interest expense
    Deposits                                      865,745                     168,039
    Other borrowings                               36,475                       4,668
                                               ----------                   ---------
          Total interest expense                  902,220                     172,707
                                               ----------                   ---------
          Net interest income                   1,686,792                     528,142
Provision for loan losses                         183,000                     222,000
                                               ----------                   ---------
          Net interest income after
            provision for loan losses           1,503,792                     306,142
                                               ----------                   ---------

Other income
    Service charges on deposit accounts            37,225                         916
    Gains on sale of loans                        149,426                          --
    Other operating income                        121,533                      46,691
                                               ----------                   ---------
          Total other income                      308,184                      47,607
                                               ----------                   ---------

Other expense
    Salaries and employee benefits                986,854                     489,133
    Equipment and occupancy expenses              249,930                     137,067
    Net realized losses on sales of
        securities available-for-sale               1,635                          --
    Other operating expenses                      657,845                     361,159
                                               ----------                   ---------
          Total other expenses                  1,896,264                     987,359
                                               ----------                   ---------

          Loss before income taxes                (84,288)                   (633,610)

Income taxes                                           --                          --
                                               ----------                   ---------

Loss before cumulative effect of change in
    accounting principle                               --                    (633,610)
Cumulative effect on prior years of
    change in accounting
    principle for organization costs                   --                     (47,400)
                                               ----------                   ---------

          Net  loss                            $  (84,288)                  $(681,010)
                                               ==========                   =========

Basic and diluted losses per common share:
    Loss before cumulative effect of
    change in accounting principle              $   (0.07)                  $   (0.90)


Cumulative effect on prior years of
   change in accounting principle
     for organization costs                          0.00                       (0.07)
                                               ----------                   ---------

Basic and diluted  losses per common share      $  (0.07)                   $  (0.97)
                                               ==========                   =========

See Notes to Consolidated Financial Statements.

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                             1999                     1998
                                                                           ---------                ---------
Net loss                                                                   $ (84,288)               $(681,010)
                                                                           ---------                ---------
Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale:
      Unrealized holding gains (losses)  arising during period,
        net of tax (benefits) of $(54,486) and $5,667, respectively          (96,051)                   9,263

    Reclassification adjustment for losses realized
        in net loss, net of tax of $589 and  $- -,
        respectively                                                           1,046                        0
                                                                            --------                ---------
Other comprehensive income (loss)                                            (95,005)                   9,263
                                                                            --------                ---------
Comprehensive loss                                                         $(179,293)               $(671,747)
                                                                            ========                =========



See Notes to Consolidated Financial Statements.

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                      Common Stock
                                                          ---------------------------------         Capital          Accumulated
                                                            Shares             Par Value            Surplus             Deficit
                                                          ----------          ------------      ---------------       ----------
Balance, December 31, 1997                                         -            $        -          $   120,000        $ (28,279)
    Net loss                                                       -                     -                    -         (681,010)
    Capital contribution                                           -                     -              240,000                -
    Proceeds from sale of common stock, net of expenses    1,235,000             1,235,000           10,170,283                -
    Repayment of initial capital contribution                      -                     -             (360,000)               -
    Other comprehensive income                                     -                     -                    -                -
                                                           ---------             ---------           ----------        ---------
Balance, December 31, 1998                                 1,235,000             1,235,000           10,170,283         (709,289)
    Net loss                                                      -                     -                     -          (84,288)
    Purchase of treasury stock                                    -                     -                     -                -
    Other comprehensive loss                                      -                     -                     -                -
                                                           ---------             ---------           ----------        ---------
Balance, December 31, 1999                                 1,235,000             1,235,000          $10,170,283        $(793,577)
                                                           =========             =========          ===========        =========


                                                                                                 Accumulated
                                                                  Treasury Stock                     Other              Total
                                                          --------------------------------      Comprehensive       Stockholders'
                                                            Shares               Cost            Income (Loss)         Equity
                                                          ----------          ------------      ---------------       ----------
Balance, December 31, 1997                                         -           $         -             $      -      $    91,721
    Net loss                                                       -                     -                    -         (681,010)
    Capital contribution                                           -                     -                    -          240,000
    Proceeds from sale of common stock, net of expenses            -                     -                    -       11,405,283
    Repayment of initial capital contribution                      -                     -                    -         (360,000)
    Other comprehensive income                                     -                     -                9,263            9,263
                                                             -------           -----------             --------       ----------
Balance, December 31, 1998                                         -                     -                9,263       10,705,257
    Net loss                                                       -                     -                    -          (84,288)
    Purchase of treasury stock                               139,472            (1,235,326)                   -       (1,235,326)
    Other comprehensive loss                                       -                     -              (95,005)         (95,005)
                                                             -------             ---------             --------       ----------
Balance, December 31, 1999                                   139,472           $(1,235,326)            $(85,742)      $9,290,638
                                                             =======           ===========             ========       ==========

See Notes to Consolidated Financial Statements.

                              CNB HOLDINGS, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                              1999                            1998
                                                         -------------                 ----------------
OPERATING ACTIVITIES
    Net loss                                            $   (84,288)                   $   (681,010)
    Adjustments to reconcile net loss
        to net cash provided by
        (used in) operating activities:
        Net amortization of securities                       13,122                           7,077
        Depreciation                                        129,348                          54,871
        Provision for loan losses                           183,000                         222,000
        Cumulative effect of change
            in accounting for
            organization costs                                    -                          47,400
        Net realized losses on sales
            of securities
            available-for-sale                                1,635                               -
        Gains on sale of loans                             (149,426)                              -
        Increase in interest receivable                     (71,174)                       (140,547)
        Increase in interest payable                         91,340                          30,764
        Other operating activities                          123,522                         (76,670)
                                                         ----------                      ----------

            Net cash provided by (used in)
                operating activities                        237,079                        (536,115)
                                                         ----------                      ----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale           (4,987,513)                     (5,865,109)
    Purchases of other investments                          (98,700)                       (339,100)
    Proceeds from sales of securities
           available-for-sale                             2,505,078                               -
    Paydowns and maturities of
           securities available-for-sale                    490,695                         170,191
    Proceeds from sale of loans                           3,053,227                               -
    Net increase in loans                                14,969,624)                    (14,831,983)
    Purchase of premises and equipment                     (152,127)                       (464,447)
                                                         ----------                     -----------

              Net cash used in
                 investing activities                   (14,158,964)                    (21,330,448)
                                                         ----------                     -----------

FINANCING ACTIVITIES
    Net increase in deposits                             14,771,406                      12,011,243
    Proceeds from (repayment of) other borrowings         2,000,000                         (57,479)
    Proceeds from sale of
           common stock, net of expenses                          -                      11,405,283
    Proceeds from initial capital contribution                    -                         240,000
    Repayment of initial capital contribution                     -                        (360,000)
    Purchase of treasury stock                           (1,235,326)                              -
                                                         ----------                     -----------

              Net cash provided by
                  financing activities                   15,536,080                      23,239,047
                                                         ----------                     -----------

Net increase in cash and cash equivalents                 1,614,195                       1,372,484

Cash and cash equivalents at beginning of year            1,433,182                          60,698
                                                         ----------                     -----------

Cash and cash equivalents at end of year                $ 3,047,377                    $  1,433,182
                                                         ==========                     ===========

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                              1999                          1998
                                                            --------                      --------
SUPPLEMENTAL DISCLOSURE
        Cash paid for interest                              $810,880                      $141,943

NONCASH TRANSACTION
        Unrealized (gains) losses on
          securities available-for-sale                     $148,902                      $(14,930)



See Notes to Consolidated Financial Statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

CNB Holdings, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Chattahoochee National Bank, (the "Bank"). The Bank is a commercial bank located in Alpharetta, Fulton County, Georgia. The Bank provides a full range of banking services in its primary market areas of Fulton and surrounding counties. The Company commenced its banking operations on July 27, 1998.

     Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

     Cash and Due From Banks

Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

     Cash Equivalents

For purposes of reporting cash flows, the Company considers cash, due from banks, Federal funds sold, and overnight deposits in banks as cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Securities and Other Investments

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost. All other debt securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income, net of tax. Other investments without a readily determinable fair value are recorded at cost.

Interest and dividends on securities and other investments, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

     Loans

Loans are reported at their outstanding principal balances less deferred loan fees and costs and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans.

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries a re credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Loans (Continued)

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

Sale of Loans

The Company originates and sells participations in certain loans. Gains are recognized at the time the sale is consummated. The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan. Losses are recognized at the time the loan is identified as held for sale and the loan's carrying value exceeds its fair value.

     Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income Taxes

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur in the near term.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

     Losses Per Common Share

Basic losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per common share are computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares outstanding consist of stock options.

     Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, ("Reporting Comprehensive Income"), describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cumulative Effect of a Change in Accounting Principle

In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. Early adoption was encouraged for fiscal years in which financial statements had not been issued. During the fourth quarter of 1998, the Company wrote off $47,400 of unamortized organization costs upon adoption of SOP 98-5. Prior to the adoption of SOP 98-5, the Company had capitalized all organization costs with the intent of amortizing the costs over a five year period upon commencement of banking operations.

     Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SECURITIES

The amortized cost and fair value of securities are summarized as follows:

                                                                 Gross              Gross
                                           Amortized          Unrealized          Unrealized             Fair
                                              Cost               Gains              Losses              Value
                                       ----------------    ---------------    ---------------     ----------------

          Securities Available-for-Sale
          December 31, 1999:
          U.S. Government and agency
            securities                       $4,998,364            $    --          $ (63,842)          $4,934,522
          Mortgage-backed securities          2,666,459                  -            (70,130)           2,596,329
                                             ----------            -------          ---------           ----------
                                             $7,664,823            $     -          $(133,972)          $7,530,851
                                             ==========            =======          =========           ==========

          December 31, 1998:
          U.S. Government and agency
            securities                       $5,687,840            $23,047          $  (8,117)          $5,702,770
                                             ==========            =======          =========           ==========


Other investments consist of common stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta.

The amortized cost and fair value of securities as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                                           Securities Available-for-Sale
                                                                      --------------------------------------
                                                                         Amortized               Fair
                                                                           Cost                  Value
                                                                      -----------------    -----------------
                 Due in one year or less                                  $1,508,019           $1,488,280
                 Due from one year to five years                           2,490,345            2,461,612
                 Due from five years to ten years                          1,000,000              984,630
                 Mortgage-backed securities                                2,666,459            2,596,329
                                                                          ----------           ----------
                                                                          $7,664,823           $7,530,851
                                                                          ==========           ==========


Securities with a carrying value of $3,015,000 and $- - at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains and losses on sales of securities available-for-sale consist of the following:

                                                                      Years Ended December 31,
                                                                    ------------------------------
                                                                      1999                  1998
                                                                    --------              --------
                  Gross gains                                       $  2,162               $    --
                  Gross losses                                        (3,797)                   --
                                                                    --------               -------
                  Net realized losses                               $ (1,635)              $    --
                                                                    ========               =======

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

                                                                               December 31,
                                                                     ---------------------------------
                                                                        1999                  1998
                                                                     -----------           -----------
          Commercial                                                 $14,252,353           $ 8,066,156
          Commercial lease financing                                   3,214,974             1,893,655
          Real estate - construction                                   4,464,110             1,459,975
          Real estate - mortgage                                       3,895,097             2,843,353
          Consumer installment and other                               1,096,007               568,844
                                                                     -----------           -----------
                                                                      26,922,541            14,831,983
          Deferred loan fees and costs                                   (24,735)                   --
          Allowance for loan losses                                     (405,000)             (222,000)
                                                                     -----------           -----------
          Loans, net                                                 $26,492,806           $14,609,983
                                                                     ===========           ===========

Changes in the allowance for loan losses are as follows:

                                                                         Years Ended December 31,
                                                                       ------------------------------
                                                                         1999                 1998
                                                                       ---------            ---------
          Balance, beginning of year                                    $222,000             $     --
          Provision for loan losses                                      183,000              222,000
          Loans charged off                                                   --                   --
          Recoveries of loans previously charged off                          --                   --
                                                                        --------             --------
          Balance, end of year                                          $405,000             $222,000
                                                                        ========             ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has identified no material amounts of impaired loans as defined by SFAS No. 114 ("Accounting by Creditors for Impairment of a Loan") as of December 31, 1999 or 1998.

The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

       Balance, beginning of year                 $ 2,201,710
         Advances                                   1,526,398
         Repayments                                (1,568,291)
                                                  -----------
       Balance, end of year                       $ 2,159,817
                                                  ===========


NOTE 4.  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                                         December 31,
                                                               ---------------------------------
                                                                  1999                  1998
                                                               -----------           -----------

          Leasehold improvements                                 $  85,562             $  76,469
          Equipment                                                591,959               448,925
                                                                 ---------             ---------
                                                                   677,521               525,394
          Accumulated depreciation                                (184,219)              (54,871)
                                                                 ---------             ---------
                                                                 $ 493,302              $470,523
                                                                 =========              ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently operates out of offices in a retail facility pursuant to an operating lease at a monthly rental of $5,453. In 2000, the Company will lease additional facilities pursuant to an operating lease at a monthly rental of $12,100. Rental expense was $78,237 and $49,073 for the years ended December 31, 1999 and 1998, respectively.

The future minimum lease payments under the operating lease s at December 31, 1999 are as follows:

                  2000                                      192,472
                  2001                                      210,620
                  2002                                      214,451
                  2003                                      192,776
                  2004                                      158,113
                  Thereafter                                 19,836
                                                            -------
                                                            988,268
                                                            =======


NOTE 5.    DEPOSITS
The scheduled maturities of time deposits at December 31, 1999 are as follows:

                  2000                                         $ 9,733,976
                  2001                                             806,215
                  2002                                             489,048
                  2003                                              10,000
                  2004                                             868,230
                                                               -----------
                                                               $11,907,469
                                                               ===========


The Company had related party deposits at December 31, 1999 of $3,843,184.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6.  OTHER BORROWINGS

Other borrowings consist of the following:

                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                            1999                  1998
                                                                                         ----------             --------
Advance from Federal Home Loan Bank, fixed rate of
  interest at 5.01%, due April 22, 2004, collateralized
  by securities                                                                          $1,000,000              $  --
Advance from Federal Home Loan Bank, variable rate of
  interest (4.55% at December 31, 1999), due December 21,
  2000, collateralized by securities                                                      1,000,000                 --
                                                                                         ----------               -----

                                                                                         $2,000,000               $  --
                                                                                         ==========               ======



NOTE 7.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense during 1999 and 1998 amounted to $7,702 and $609, respectively.


NOTE 8.  STOCK OPTIONS

The Company has incentive and nonqualified stock option plans with common stock reserved for key employees and directors. At December 31, 1999, the Company had 28,833 shares of its authorized but unissued common stock reserved for future grants under the stock option plans. Option prices under these plans must equal at least the fair value of the Company's common stock on the date of grant. If the optionee owns more than 10% of the Company's common stock, the option price must equal at least 110% of the fair value of the Company's common stock on the date of grant. The options vest over time periods determined by the Board of Directors and expire ten years from date of grant. Other pertinent information related to the options is as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Years Ended December 31,
                                                          ------------------------------------------------------------
                                                                    1999                              1998
                                                         ---------------------------     -----------------------------
                                                                          Weighted-                         Weighted-
                                                                           Average                           Average
                                                                          Exercise                          Exercise
                                                          Number            Price           Number            Price
                                                         --------      -------------     -----------        ----------
                  Under option, beginning of year         250,500          $ 10.00                --          $     --
                    Granted                                23,000             8.23           250,500             10.00
                    Exercised                                  --                                 --                --
                    Terminated                             (2,333)           10.00                --                --
                                                          -------                            -------
                  Under option, end of year               271,167             9.85           250,500             10.00
                                                          =======                            =======


                  Exercisable, end of year                 90,333             10.00           22,500             10.00
                                                          =======                            =======


                  Weighted-average fair value of
                  options granted during the year         $  4.95                            $  3.66
                                                          =======                            =======



                                                Under Option, End of Year
                ----------------------------------------------------------------------------------------
                                                                                             Weighted-
                                                                      Weighted-               Average
                                                                       Average               Remaining
                                             Range of                  Exercise             Contractual
                    Number                    Prices                    Price              Life in Years
                -------------         --------------------         --------------        ---------------
                    271,167                $8.00 - 10.00               $ 9.85                    9
                    =======

                                             Options Exercisable, End of Year
                ----------------------------------------------------------------------------------------

                     90,333               $10.00                       $10.00                    9
                    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1999 and 1998. If the Company had recognized compensation cost in accordance with SFAS No. 123, net loss and losses per share would have been increased as follows:

                                                                        Year Ended December 31, 1999
                                                         --------------------------------------------------------
                                                                                   Basic               Diluted
                                                                                   Losses              Losses
                                                              Net Loss           Per Share            Per Share
                                                         ---------------     ---------------     ----------------
                  As reported                              $ (84,288)             $(0.07)             $(0.07)
                  Stock-based compensation                  (248,269)              (0.22)              (0.22)
                                                           ---------              ------              ------
                  As adjusted                              $(332,557)             $(0.29)             $(0.29)
                                                           =========             =======              ======


                                                                        Year Ended December 31, 1998
                                                         --------------------------------------------------------
                                                                                   Basic               Diluted
                                                                                   Losses              Losses
                                                              Net Loss           Per Share            Per Share
                                                         ---------------     ---------------     ----------------
                  As reported                              $681,010)             $(0.97)              $(0.97)
                  Stock-based compensation                  (84,045)              (0.12)               (0.12)
                                                           --------               -----               ------
                  As adjusted                             $(765,055)             $(1.09)              $(1.09)
                                                           ========               =====               ======


The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following weighted-average assumptions:

                                                                                Years Ended December 31,
                                                                             ----------------------------
                                                                                 1999              1998
                                                                               --------           -------
                  Risk-free interest rate                                          6.77%             4.93%
                  Expected life of the options                                 10 years           9 years
                  Expected dividends (as a percent of the fair
                     value of the stock)                                              0%                0%
                  Volatility                                                         34%               62%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. INCOME TAXES

Income tax expense consists of the following:

                                                                                 Years Ended December 31,
                                                                        ---------------------------------------
                                                                                 1999                  1998
                                                                        -----------------     -----------------
                  Current                                                 $  38,838                 $(149,570)
                  Deferred                                                  (35,962)                 (106,065)
                  Change in valuation allowance                              (2,876)                  255,635
                                                                          ---------                 ---------
                     Income tax expense                                   $       -                 $       -
                                                                          =========                 =========


The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                               Years Ended December 31,
                                                       ---------------------------------------------------------------------
                                                                      1999                                 1998
                                                       --------------------------------     --------------------------------
                                                             Amount            Percent            Amount            Percent
                                                       ---------------     ------------     ---------------     ------------
                   Income taxes at statutory rate        $28,658)               (34)%          $(231,543)           (34)%
                      State income taxes                       -                  -              (26,968)            (4)
                      Change in valuation allowance       (2,876)                (3)             255,635             38
                      Change in rate assumptions          27,845                 33                    -              -
                      Other items, net                     3,689                  4                2,876              -
                                                         -------               -----            --------          -----
                   Income tax expense                    $     -                   -%           $      -              -%
                                                         =======               =====            ========          =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes are as follows:

                                                                             December 31,
                                                               --------------------------------------
                                                                     1999                 1998
                                                               -----------------    -----------------
          Deferred tax assets:
            Loan loss reserves                                      $116,649                $ 63,659
            Deferred loan fees and costs                               8,410                       -
            Deferred organization costs                               28,220                  46,133
            Net operating loss carryforward                          120,961                 159,799
            Other                                                      1,807                       -
            Securities available-for-sale                             48,230                       -
                                                                    --------                --------
                                                                     324,277                 269,591
                                                                    --------                --------

          Deferred tax liabilities:
            Depreciation                                              13,079                       -
            Securities available-for-sale                                  -                   5,667
            Other                                                          -                   3,747
                                                                    --------                --------
                                                                      13,079                   9,414
                                                                    --------                --------

          Valuation allowance                                        262,968                 265,844
                                                                    --------                --------
          Net deferred tax assets (liabilities)                     $ 48,230                $ (5,667)
                                                                    ========                ========


At December 31, 1999, the Company has available net operating loss carryforwards of approximately $355,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2013.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.   LOSSES PER COMMON SHARE

The following is a reconciliation of net loss and weighted-average shares outstanding used in determining basic and diluted losses per common share (LPS):

                                                                 Year Ended December 31, 1998
                                                  --------------------------------------------------------
                                                    Net               Weighted-Average           Per share
                                                    Loss                   Shares                 Amount
                                                 ---------            ---------------            ---------
            Basic LPS                            $(84,288)               1,163,945                 $(0.07)
            Effect of Dilutive Securities
              Stock options                             -                        -
                                                 --------                ---------
            Diluted LPS                          $(84,288)               1,163,945                 $(0.07)
                                                 ========                =========                 ======


                                                                 Year Ended December 31, 1998
                                                  --------------------------------------------------------
                                                    Net               Weighted-Average           Per share
                                                    Loss                   Shares                 Amount
                                                 ---------            ---------------            ---------
            Basic LPS                            $(681,010)                700,680                 $(0.97)
            Effect of Dilutive Securities
              Stock options                              -                      -
                                                 ---------                 -------
            Diluted LPS                          $(681,010)                700,680                 $(0.97)
                                                 =========                 =======                 ======


Because the exercise price of the stock options is equal to or greater than the fair value of the Company's common stock, the stock options have no dilutive effect.


NOTE 11.   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance sheet financial instruments which are not reflected in the financial statements.
These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                            December 31,
                                                              ---------------------------------------
                                                                    1999                  1998
                                                              -----------------     -----------------
          Commitments to extend credit                            $7,125,000             $8,674,000
          Standby letters of credit                                  139,500                      -
                                                                  ----------             ----------
                                                                  $7,264,500             $8,674,000
                                                                  ==========             ==========


Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in Fulton County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Ninety-six percent of the Company's loan portfolio is concentrated in commercial loans and loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of statutory capital, or approximately $1,412,000.


NOTE 13.  Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, no amounts were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                                  To Be Well
                                                                                       For Capital              Capitalized Under
                                                                                         Adequacy               Prompt Corrective
                                                            Actual                       Purposes               Action Provisions
                                                  -----------------------    --------------------------    ------------------------
                                                    Amount        Ratio          Amount          Ratio         Amount        Ratio
                                                  ---------   -----------    -------------   ----------    ------------   ---------
                                                                                 (Dollars in Thousands)
                                                  ---------------------------------------------------------------------------------
   As of December 31, 1999:
    Total Capital to Risk Weighted Assets
    Consolidated                                    $ 9,711         36.25%    $2,144         8.00%           $  N/A         N/A
    Bank                                            $ 9,346         34.89%    $2,144         8.00%           $2,679       10.00%
   Tier I Capital to Risk Weighted Assets
    Consolidated                                    $ 9,376         35.00%    $1,072         4.00%           $  N/A         N/A
    Bank                                            $ 9,011         33.64%    $1,072         4.00%           $1,608        6.00%
   Tier I Capital to Average Assets
    Consolidated                                    $ 9,376         26.29%    $1,427         4.00%           $  N/A         N/A
    Bank                                            $ 9,011         25.26%    $1,427         4.00%           $1,784        5.00%
   As of December 31, 1998:
   Total Capital to Risk Weighted
    Assets
    Consolidated                                    $10,902          71.3%    $1,576         8.00%           $  N/A         N/A
    Bank                                            $ 9,198          60.2%    $1,579         8.00%           $1,974       10.00%
   Tier I Capital to Risk Weighted
    Assets
    Consolidated                                    $10,711          70.0%     $ 788         4.00%           $  N/A         N/A
    Bank                                            $ 9,008          58.9%     $ 790         4.00%           $1,184        6.00%
   Tier I Capital to Average Assets
    Consolidated                                    $10,711          54.4%     $ 788         4.00%           $  N/A         N/A
    Bank                                            $ 9,008          46.6%     $ 772         4.00%           $  985        5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

     Cash, Due From Banks, Federal Funds Sold , and Overnight Deposits in Banks:

The carrying amounts of cash, due from banks, Federal funds sold, and overnight deposits in banks approximate their fair value.

     Securities and Other Investments:

Fair values for securities are based on available quoted market prices. The carrying values of other investments with no readily determinable fair value approximate fair value.

     Loans:

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deposits:

The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

     Other Borrowings:

For variable-rate borrowings that reprice frequently, fair values are based on carrying values. For fixed rate borrowings, the fair values are estimated using discounted cash flow models, using interest rates currently being offered for similar terms to borrowers of similar credit quality.

     Accrued Interest:

The carrying amounts of accrued interest approximate their fair values.

     Off-Balance Sheet Instruments:

Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                           December 31, 1999                        December 31, 1998
                                -------------------------------------    -------------------------------------
                                     Carrying              Fair               Carrying              Fair
                                      Amount               Value               Amount               Value
                                -----------------   -----------------    -----------------   -----------------
   Financial assets:
   Cash, due from banks, Federal
     funds sold, and overnight
     deposits in banks              $ 3,047,377         $ 3,047,377          $ 1,433,182         $ 1,433,182
     Securities available-for-sale
     and other investments            7,968,651           7,968,651            6,041,870           6,041,870
     Loans                           26,492,806          26,717,701           14,609,983          14,605,748
     Accrued interest receivable        211,721             211,721              140,547             140,547

   Financial liabilities:
     Deposits                        26,782,649          26,675,180           12,011,243          12,059,974
     Other borrowings                 2,000,000           1,905,710                    -                   -
     Accrued interest payable           122,104             122,104               30,764              30,764

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                                        Years Ended December 31,
                                                                --------------------------------------
                                                                         1999                 1998
                                                                -----------------    -----------------
          Other income:
            Mortgage origination fees                               $80,291                 $ 32,552
          Other expense:
            Data processing                                          81,686                   37,048
            Insurance--directors and officers                        19,349                   21,281
            Printing and supplies                                    53,013                   28,471
            Marketing                                                23,395                   35,108
            Postage and courier                                      34,953                   10,206
            Business development                                     19,223                   14,822
            Legal and professional                                  179,253                  172,591
            Advertising                                              33,397                    6,700
            Telephone                                                33,826                   21,003


NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of operations, and cash flows of CNB Holdings, Inc. as of and for the years ended December 31, 1999 and 1998:

                                            CONDENSED BALANCE SHEETS

                                                                    1999                  1998
                                                             -----------------     -----------------
          Assets
          Cash                                                   $  365,289            $ 1,703,331
            Investment in subsidiary                              8,925,349              9,001,885
            Other assets                                                 -                     275
                                                                  ---------             ----------

              Total assets                                       $9,290,638            $10,705,491
                                                                  =========             ==========

          Liabilities, other                                     $        -            $       234

          Stockholders' equity                                    9,290,638             10,705,257
                                                                  ---------             ----------


          Total liabilities and stockholders' equity             $9,290,638            $10,705,491
                                                                  =========             ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       CONDENSED STATEMENTS OF OPERATIONS

                                                                        1999                  1998
                                                                 -----------------     -----------------
          Income, interest                                           $   56,274            $ 109,015
                                                                     ----------            ---------

          Expenses
            Salaries and benefits                                             -               56,882
            Legal and professional                                      141,523               32,212
            Other expense                                                17,508               46,153
                                                                     ----------            ---------
                Total expenses                                          159,031              135,247
                                                                     ----------            ---------

              Loss before cumulative effect of change in
              accounting principle, income tax benefit, and
              equity in undistributed income (loss) of subsidiary      (102,757)             (26,232)

          Cumulative effect of change in accounting principle                 -              (47,400)
                                                                     ----------            ---------


              Loss before income tax benefit and equity in
              undistributed income (loss) of subsidiary                (102,757)             (73,632)

          Income tax benefits                                                 -                    -
                                                                     ----------            ---------

              Loss before equity in undistributed income
              (loss) of subsidiary                                     (102,757)             (73,632)

          Equity in undistributed income (loss) of subsidiary            18,469             (607,378)
                                                                     ----------            ---------

              Net loss                                               $  (84,288)           $(681,010)
                                                                     ==========            =========

                                       F-30

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                        1999                 1998
                                                                  ----------------     -----------------

      OPERATING ACTIVITIES
         Net loss                                                  $   (84,288)           $  (681,010)
         Adjustments to reconcile net loss to net
           cash provided by (used in) operating activities:
           Undistributed (income) loss of subsidiary                   (18,469)               607,378
           Cumulative effect of change in accounting for
           organization costs                                                -                 47,400
           Other operating activities                                       41                 41,061
                                                                    ----------             ----------

             Net cash provided by (used in) operating activities      (102,716)                14,829
                                                                    ----------             ----------

         INVESTING ACTIVITIES
           Contribution of capital to bank subsidiary                        -             (9,600,000)
                                                                    ----------             ----------


             Net cash used in investing activities                           -             (9,600,000)
                                                                    ----------             ----------


         FINANCING ACTIVITIES
           Repayment of other borrowings                                     -                (57,479)
           Proceeds from sales of capital stock, net of expenses             -             11,405,283
           Proceeds from initial capital contribution                        -                240,000
           Return of initial capital contribution                            -               (360,000)
           Purchase of treasury stock                               (1,235,326)                     -
                                                                    ----------             ----------

             Net cash provided by (used in) financing activities    (1,235,326)            11,227,804
                                                                    ----------             ----------

         Net increase (decrease) in cash                            (1,338,042)             1,642,633

         Cash at beginning of year                                   1,703,331                 60,698
                                                                    ----------             ----------

         Cash at end of year                                       $   365,289            $ 1,703,331
                                                                    ==========             ==========

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