Form 10QSB
period 2000-03-31
CNB HOLDINGS INC /GA/
filed 2000-05-15
CIK 1058973

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
           ____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                              Outstanding at May 8, 2000
             -----                              --------------------------
Common Stock, $1.00 par value                            1,058,897

        Transitional Small Business Disclosure Format: Yes [_] No [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       2000          1999
                                                                                    -----------   ------------
                                                                                    (Unaudited)     (Audited)
ASSETS

Cash and due from banks .........................................................   $ 1,060,998    $ 1,056,784
Federal funds sold ..............................................................       435,769      1,990,593
Investment securities:
 Securities available-for-sale, at market value..................................     7,420,274      7,530,851
 Other securities ...............................................................       437,800        437,800
Loans net of deferred loan fees and allowance for loan losses
 of $454,000 and $405,000........................................................    31,033,020     26,492,806
Premises and equipment (net) ....................................................       666,920        493,302
Other assets ....................................................................       431,693        344,136
                                                                                    -----------    -----------
 TOTAL ASSETS ...................................................................   $41,486,474    $38,346,272
                                                                                    ===========    ===========

LIABILITIES
Deposits:
 Non interest-bearing demand ....................................................   $ 3,057,624    $ 3,061,875
 Interest-bearing demand and money market........................................    10,781,331     11,807,446
 Savings ........................................................................         9,226          5,859
 Time deposits of $100,000 or more ..............................................     6,133,064      5,708,543
 Other time deposits ............................................................     8,267,958      6,198,926
                                                                                    -----------    -----------
 Total Deposits .................................................................    28,249,203     26,782,649
Other borrowings ................................................................     4,000,000      2,000,000
Other liabilities ...............................................................       244,593        272,985
                                                                                    -----------    -----------
TOTAL LIABILITIES ...............................................................    32,493,796     29,055,634

STOCKHOLDERS' EQUITY:
Preferred stock, par value not stated;
 10,000,000 shares authorized, no shares issued and outstanding .................            --             --
Common stock, par value $1.00 per share;
 10,000,000 shares authorized; 1,235,000 issued..................................     1,235,000      1,235,000
Surplus .........................................................................    10,170,283     10,170,283
Accumulated other comprehensive income (loss)-
 market valuation reserve on investment securities available-for-sale............       (95,498)       (85,742)
Treasury stock ..................................................................    (1,528,673)    (1,235,326)
Accumulated deficit..............................................................      (788,434)      (793,577)
                                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ......................................................     8,992,678      9,290,638
                                                                                    -----------    -----------
TOTAL LIABILITIES AND EQUITY ....................................................   $41,486,474    $38,346,272
                                                                                    ===========    ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                         FOR THE
                                                                                                       THREE-MONTH
                                                                                                       PERIOD ENDED
                                                                                                         MARCH 31,
                                                                                                    -------------------
                                                                                                     2000       1999
                                                                                                    --------   --------
Interest income Loans and leases, including fees .............................................      $785,465   $374,020
Investment securities:
 U.S. Treasury Securities ....................................................................        36,042     48,947
 U.S. Government agencies ....................................................................        78,870     21,169
Other investments ............................................................................         3,578        977
Federal funds sold ...........................................................................        23,784     10,755
                                                                                                    --------   --------
Total interest income ........................................................................       927,739    455,868
                                                                                                    --------   --------
Interest expense:
 Interest bearing demand and money market ....................................................       157,330     70,930
 Savings .....................................................................................            67         77
 Time deposits of $100,000 or more ...........................................................        84,209     35,912
 Other time deposits .........................................................................        99,660     34,576
 Other borrowings ............................................................................        32,912        149
                                                                                                    --------   --------
  Total interest expense .....................................................................       374,178    141,644
                                                                                                    --------   --------
 Net interest income .........................................................................       553,561    314,224
                                                                                                    --------   --------
 Provision for possible loan losses ..........................................................        49,000     34,000
                                                                                                    --------   --------
 Net interest income after provision for possible loan losses.................................       504,561    280,224
                                                                                                    --------   --------
Other income:
 Service charges on deposit accounts .........................................................         8,213      7,457
 Gains on the sale of leases (net) ...........................................................         9,234     44,557
 Other income ................................................................................        10,231     42,960
                                                                                                    --------   --------
 Total other income ..........................................................................        27,678     94,974
                                                                                                    --------   --------
Other expense:
 Salaries and other compensation .............................................................       243,132    180,152
 Employee benefits ...........................................................................        54,398     35,158
 Net occupancy and equipment expense .........................................................        93,048     63,198
 Professional and other outside services .....................................................        34,067     86,851
 Other expense ...............................................................................       102,451     96,430
                                                                                                    --------   --------
   Total other expenses ......................................................................       527,096    461,789
                                                                                                    --------   --------
Net income (loss) before income taxes.........................................................         5,143    (86,591)
Income taxes..................................................................................            --         --
                                                                                                    --------   --------
Net income/(loss).............................................................................      $  5,143   $(86,591)
                                                                                                    ========   ========
Basic and diluted income (loss) per share.....................................................      $   0.01   $   (.07)
                                                                                                    ========   ========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                                                                         FOR THE
                                                                                                       THREE-MONTH
                                                                                                       PERIOD ENDED
                                                                                                         MARCH 31,
                                                                                                  ---------------------
                                                                                                    2000         1999
                                                                                                  --------    ---------
Net income/(loss)............................................................................     $  5,143    $ (86,591)
Other comprehensive income, before tax:
 Unrealized holding gains (losses) arising during period.....................................      (15,243)     (22,601)
 Income tax benefit (expense) ...............................................................        5,487        4,802
                                                                                                  --------    ---------
Comprehensive loss ..........................................................................     $ (4,613)   $(104,390)
                                                                                                  ========    =========


              See notes to the consolidated financial statements.

                              CNB HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                            FOR THE
                                                                                                          THREE-MONTH
                                                                                                          PERIOD ENDED
                                                                                                            MARCH 31,
                                                                                                    -------------------------
                                                                                                        2000         1999
                                                                                                    -----------   -----------
Cash flows from operating activities:
 Net income/(loss)................................................................................. $     5,143   $   (86,591)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Net amortization of investment securities .......................................................         668         6,648
  Depreciation and amortization of premises and equipment..........................................      36,393        30,584
  Gain on sale of leases ..........................................................................      (9,234)      (44,557)
  Provision for loan losses .......................................................................      49,000        34,000
  Increases in other assets .......................................................................     (82,070)      (39,681)
  Decrease in other liabilities ...................................................................     (28,392)      (16,520)
                                                                                                    -----------   -----------
   Net cash used in operating activities...........................................................     (28,492)     (116,117)
                                                                                                    -----------   -----------
Cash flows from investing activities:
 Maturities of investment securities available-for-sale ...........................................      94,666       105,591
 Purchases of other investments ...................................................................          --       (17,300)
 Proceeds from sale of leases .....................................................................     239,154     1,110,923
 Loans originated, net of principal repayments ....................................................  (4,819,134)   (3,337,917)
 Purchases of premises and equipment ..............................................................    (210,011)      (29,659)
                                                                                                    -----------   -----------
  Net cash used in investing activities ...........................................................  (4,695,325)   (2,168,362)
                                                                                                    -----------   -----------
Cash flows from financing activities:
 Increase in other borrowed funds .................................................................   2,000,000            --
 Purchase of treasury stock .......................................................................    (293,347)           --
 Increase in deposits .............................................................................   1,466,554     4,641,084
                                                                                                    -----------   -----------
  Net cash provided by financing activities........................................................   3,173,207     4,641,084
                                                                                                    -----------   -----------
Net increase (decrease) in cash and cash equivalents ..............................................  (1,550,610)    2,356,605
Cash and cash equivalents, beginning of period ....................................................   3,047,377     1,433,182
                                                                                                    -----------   -----------
Cash and cash equivalents, end of period .......................................................... $ 1,496,767   $ 3,789,787
                                                                                                    ===========   ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE THREE MONTHS
                              ENDED MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB.

The consolidated financial statements include the account of the Company and it wholly owned subsidiary Chattahoochee National Bank (the "Bank"), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per share is computed by dividing income available to common stockholders by the weighted average number of share outstanding during the period, which totaled 1,058,897 shares for the three months ended March 31, 2000. There were no potentially dilutive common shares at March 31, 2000.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands
(000):


                                                   MARCH 31, 2000  DECEMBER 31, 1999
                                                   --------------  -----------------
     Commercial Loans                                $14,390            $14,252
     Real Estate - construction                        6,342              4,464
     Real Estate - mortgage                            3,891              3,895
     Lease financing                                   3,533              3,215
     Installment Loans                                 3,366              1,097
                                                     -------            -------
         Subtotal                                     31,522             26,923
     Less: Deferred loan fees and costs                   35                 25
     Less: Allowance for loans and lease losses          454                405
                                                     -------            -------
     Loans and leases receivable, net                $31,033            $26,493
                                                     =======            =======


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive income (loss)-market valuation reserve on investment securities available-for-sale is as follows:

               Beginning balance - January 1, 2000     $(85,742)
               Current - period change                   (9,756)
                                                       --------
               Ending balance - March 31, 2000         $(95,498)
                                                       ========

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.


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

FINANCIAL CONDITION

     Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

     Total assets increased from $38,346,272 on December 31, 1999 to $41,486,474 on March 31, 2000, an increase of $3,140,202. This increase was due to an increase in loans of $4,540,214, a $1,554,824 decrease in federal funds, a $1,466,554 increase in deposits, and a $2,000,000 increase in other borrowings. Increased marketing efforts were largely responsible for this deposit increase.

     The $1,466,554 increase in deposits came from an increase of $424,521 in time deposits of $100,000 or more and an increase of $2,069,032 in other time deposits. Interest-bearing demand and money market deposits decreased $1,030,566.

Allowance for Loan Losses

     The allowance for loan losses as of March 31, 2000 was $454,000 compared to $405,000 as of December 31, 1999. The allowance for loan losses, as a percentage of total gross loans, for March 31, 2000 was 1.44%, compared to 1.51% as of December 31, 1999. The increase in the allowance during the first quarter of 2000 was prompted by risks inherent in the loan portfolio. During the first quarter of 2000, a review of the Bank's loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on an annual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes the March 31, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $1.5 million, representing 3.6% of total assets. Securities amounted to $7.8 million, representing 18.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2000, total deposits increased $1.5 million as a result of increased marketing efforts. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

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

     This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                MINIMUM
                                               REGULATORY
                               MARCH 31, 1999  REQUIREMENT
                               --------------  -----------
Tier 1 Capital                      28.21%        4.0%
Tier 2 Capital                       1.25          --
                                    -----         ---
  Total risk-based capital ratio    29.46%        8.0%
                                    =====         ===
Leverage ratio                      21.69%        3.0%
                                    =====         ===

     Note that with respect to the leverage ratio, the Office of the Comptroller of the Currency expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMELS 1.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2000

     Net income (loss) for the three-month period ended March 31, 2000 was $5,143 compared to $(86,591) for the same period in 1999. Basic and diluted earnings per share for the three-month period ended March 31, 2000 were $0.01 compared to a basic and diluted loss per share of $(0.07) for the same period of 1999. The following is a brief discussion of the more significant components of net income (loss) during this period:

a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

     March 31, 2000

                 Interest                           Interest    Annualized
              Earning Assets/        Average        Income/       Yield/
            Bearing Liabilities      Balance          Cost         Cost
          ---------------------      -------        --------    ----------
          Federal funds sold       $ 1,751,492      $ 23,784        5.43%
          Securities                 8,062,418       118,490        5.88%
          Loans                     29,472,667       785,465       10.66%
                                   -----------      --------
               Total               $39,286,577      $927,739        9.45%
                                   ===========      ========

          Deposits                 $25,477,519      $341,266        5.36%
          Other borrowings           2,203,297        32,912        5.98%
                                   -----------      --------
               Total               $27,680,816      $374,178        5.41%
                                   ===========      --------       -----

          Net interest income                       $553,561        4.04%
                                                    ========       ======

          Net yield on earning assets                               5.64%
                                                                   =====

          March 31, 1999

                Interest                          Interest     Annualized
             Earning Assets/         Average       Income/       Yield/
            Bearing Liabilities      Balance         Cost         Cost
          ---------------------    -----------    --------     ----------

          Federal funds sold       $   919,258    $ 10,755        4.68%
          Securities                 6,016,428      71,093        4.73%
          Loans                     15,911,275     374,020        9.40%
                                   -----------    --------        ----
               Total               $22,846,961    $455,868        7.97%
                                   ===========    ========

          Deposits                 $15,052,272    $141,644        3.76%
                                   ===========    --------        ----

          Net interest income                     $314,224        4.21%
                                                  ========        ====

          Net yield on earning assets                             5.49%
                                                                  =====


b. Other income for three-month period ended March 31, 2000 amounted to $27,678 compared to $94,974 in 1999. In the first quarter of 1999, the Bank sold leases totaling $1,110,923 without recourse, recognizing a gain of $44,557 or 46.9% of other income. Leases sold in the first quarter of 2000 totaled $239,154, recognizing a gain of $9,234. The service charge on deposit accounts figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

c. Operating expenses for the three-month period ended March 31, 2000 amounted to $527,096 compared to $461,789 in 1999, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 5.08% of total assets in 2000 compared to 6.76% in 1999.

The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits. The following exhibits are filed with this Report:

     Exhibit No.        Description
     ------------       -----------

         27             Financial Data Schedule (for Commission use only).


(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000       By: /s/ H. N. Padget, Jr.
                             ----------------------
                             H. N. Padget, Jr., President and Chief
                             Executive Officer
                             (principal executive officer)

Date: May 12, 2000       By: /s/ Danny F. Dukes
                             -------------------
                             Danny F. Dukes, Senior Vice President, Chief
                             Financial Officer
                             (principal financial and accounting officer)