Form 10QSB
period 2000-06-30
CNB HOLDINGS INC /GA/
filed 2000-08-11
CIK 1058973

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


     |X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                         Outstanding at August 10, 2000
           -----                         -------------------------------
Common Stock, $1.00 par value                     1,024,897

         Transitional Small Business Disclosure Format: Yes | | No |X|

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                       2000           1999
                                                                                    -----------    -----------
                                                                                    (Unaudited)     (Audited)
ASSETS

Cash and due from banks ..........................................................  $ 1,312,132    $ 1,056,784
Federal funds sold ...............................................................      549,959      1,990,593
Investment securities:
 Securities available-for-sale, at market value...................................    9,276,160      7,530,851
 Other securities ................................................................      488,000        437,800
Loans net of deferred loan fees and allowance for loan losses
 of $491,000 and $405,000.........................................................   34,103,459     26,492,806
Premises and equipment (net) .....................................................      750,533        493,302
Other assets .....................................................................      812,096        344,136
                                                                                    -----------    -----------
 TOTAL ASSETS ....................................................................  $47,292,339    $38,346,272
                                                                                    ===========    ===========

LIABILITIES
Deposits:
 Non interest-bearing demand .....................................................  $ 4,963,227    $ 3,061,875
 Interest-bearing demand and money market.........................................    9,679,268     11,807,446
 Savings .........................................................................       15,452          5,859
 Time deposits of $100,000 or more ...............................................    8,551,546      5,708,543
 Other time deposits .............................................................   12,705,472      6,198,926
                                                                                    -----------    -----------
 Total Deposits ..................................................................   35,914,965     26,782,649
Other borrowed money .............................................................    2,212,500      2,000,000
Other liabilities ................................................................      408,816        272,985
                                                                                    -----------    -----------
TOTAL LIABILITIES ................................................................   38,536,281     29,055,634

STOCKHOLDERS' EQUITY:
Preferred stock, par value not stated;
 10,000,000 shares authorized, no
 shares issued and outstanding ...................................................           --             --
Common stock, par value $1.00 per share;
 10,000,000 shares authorized; 1,235,000 issued...................................    1,235,000      1,235,000
Surplus ..........................................................................   10,170,283     10,170,283
Treasury stock, 215,103 & 139,472 shares respectively.............................   (1,741,139)    (1,235,326)
Accumulated other comprehensive income (loss)-
 market valuation reserve on investment
 securities available-for-sale....................................................      (81,184)       (85,742)
Accumulated deficit...............................................................     (826,902)      (793,577)
                                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY .......................................................    8,756,058      9,290,638
                                                                                    -----------    -----------
TOTAL LIABILITIES AND EQUITY .....................................................  $47,292,339    $38,346,272
                                                                                    ===========    ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (UNAUDITED)

                                                                             FOR THE                    FOR THE
                                                                            SIX-MONTH                 THREE-MONTH
                                                                           PERIOD ENDED               PERIOD ENDED
                                                                            JUNE 30,                    JUNE 30,

                                                                       2000           1999          2000          1999
                                                                     ----------    ----------    ----------      --------
Interest income loans and leases, including fees ..................  $1,687,610    $  827,600    $  902,145      $453,580
Investment securities:
 U.S. Treasury Securities .........................................      71,924        98,436        35,882        49,489
 U.S. Government agencies .........................................     161,491        47,935        82,621        26,766
Other investments .................................................      16,018        13,017        12,440        12,040
Federal funds sold ................................................      71,165        49,942        47,381        39,186
                                                                     ----------    ----------    ----------      --------
Total interest income .............................................   2,008,208     1,036,930     1,080,469       581,061
Interest expense:
 Interest bearing demand and money market .........................     290,581       167,591       133,251        96,738
 Savings ..........................................................         147           130            80            53
 Time deposits of $100,000 or more ................................     208,013        74,345       123,804        38,433
 Other time deposits ..............................................     278,732        91,410       179,072        56,757
 Other borrowings .................................................      64,382         8,795        31,470         8,646
                                                                     ----------    ----------    ----------      --------
  Total interest expense ..........................................     841,855       342,271       467,677       200,627
                                                                     ----------    ----------    ----------      --------
 Net interest income ..............................................   1,166,353       694,659       612,792       380,434
Provision for possible loan losses ................................      86,000        81,000        37,000        47,000
                                                                     ----------    ----------    ----------      --------
 Net interest income after provision for possible loan losses .....   1,080,353       613,659       575,792       333,434

Other income:
 Service charges on deposit accounts ..............................      17,531        18,503         9,318        11,046
 Gains on the sale of leases (net) ................................      67,452        57,653        58,218        13,096
 Gains on the sale of securities available for sale................          --           303            --           303
 Other income .....................................................      29,739       105,131        19,508        62,171
                                                                     ----------    ----------    ----------      --------
 Total other income ...............................................     114,722       181,590        87,044        86,616
Other expense:
 Salaries and other compensation ..................................     551,271       389,769       308,139       209,617
 Employee benefits ................................................     108,414        68,271        54,016        33,113
 Net occupancy and equipment expense ..............................     217,696       127,685       124,648        64,487
 Professional and other outside services ..........................     114,584       175,950        80,517        89,099
 Other expense ....................................................     236,435       190,337       133,984        93,906
                                                                     ----------    ----------    ----------      --------
  Total other expenses ............................................   1,228,400       952,012       701,304       490,222
                                                                     ----------    ----------    ----------      --------

Net loss before income tax benefit.................................     (33,325)     (156,763)      (38,468)      (70,172)
Income tax benefit.................................................          --            --            --            --
                                                                     ----------    ----------    ----------      --------
Net loss...........................................................  $  (33,325)   $ (156,763)   $  (38,468)     $(70,172)
                                                                     ==========    ==========    ==========      ========

Basic and diluted (loss) per share ................................  $     (.03)   $     (.13)   $     (.04)     $   (.06)
                                                                     ==========    ==========    ==========      ========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                                             FOR THE                    FOR THE
                                                                            SIX-MONTH                 THREE-MONTH
                                                                           PERIOD ENDED               PERIOD ENDED
                                                                            JUNE 30,                    JUNE 30,

                                                                       2000           1999          2000          1999
                                                                     ----------    ----------    ----------      --------
Net loss .......................................................      $ (33,325)    $(156,763)    $ (38,468)     $ (70,172)
Other comprehensive (loss), before tax:
 Unrealized holding gains (losses) arising during period........          6,122      (125,065)       21,365        (93,201)
 Income tax benefit.............................................         (1,564)       41,689        (7,051)        36,887
                                                                      ---------     ---------     ---------      ---------
Comprehensive loss .............................................      $ (28,767)    $(240,139)    $ (24,154)     $(126,486)
                                                                      =========     =========     =========      =========



              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE
                                                                                     SIX-MONTH
                                                                                    PERIOD ENDED
                                                                                      JUNE 30,

                                                                                  2000         1999
                                                                              -----------   -----------
Cash flows from operating activities:
 Net loss .................................................................   $   (33,325)  $  (156,763)
 Adjustments to reconcile net loss to net cash provided by and used in operating activities:
   Net (accretion) amortization of investment securities...................         1,171        10,794
   Depreciation and amortization of premises and equipment.................        81,783        62,022
   Gains on the sale of lease receivables..................................       (67,452)      (57,653)
   Gains on the sale of available for sale securities......................            --          (303)
   Provision for loan losses ..............................................        86,000        81,000
   Increases in other assets ..............................................      (469,524)      (74,083)
   Increase in other liabilities ..........................................       135,831         4,794
                                                                              -----------   -----------
    Net cash used in operating activities .................................      (265,516)     (130,192)

Cash flows from investing activities:
 Maturities of investment securities available-for-sale ...................       251,564       315,629
 Purchases of available for sale investments ..............................    (1,991,922)   (2,432,299)
 Purchases of other investments ...........................................       (50,200)      (98,700)
 Sales of investment securities available-for-sale.........................            --     1,505,313
 Proceeds from sale of loans and leases....................................       625,698     1,480,454
 Loans originated, net of principal repayments ............................    (8,254,899)   (6,747,120)
 Purchases of premises and equipment ......................................      (339,014)      (61,862)
                                                                              -----------   -----------
   Net cash used in investing activities ..................................    (9,758,773)   (6,038,585)

Cash flows from financing activities:
 Increase in other borrowed funds..........................................       212,500     1,000,000
 Purchase of treasury stock................................................      (505,813)     (458,965)
 Increase in deposits .....................................................     9,132,316     7,809,273
                                                                              -----------   -----------
   Net cash provided by financing activities ..............................     8,839,003     8,350,308
                                                                              -----------   -----------

Net increase/(decrease) in cash and cash equivalents ......................    (1,185,286)    2,181,531
Cash and cash equivalents, beginning of period ............................     3,047,377     1,433,182
                                                                              -----------   -----------

Cash and cash equivalents, end of period ..................................   $ 1,862,091   $ 3,614,713
                                                                              ===========   ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE SIX MONTHS
                              ENDED JUNE 30, 2000
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Chattahoochee National Bank (the "Bank"), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

     Loss per share is computed by dividing net loss available to common shareholders by the weighted average number of share outstanding during the period, which totaled 1,054,397 shares for the six months and 1,052,337 for the three months ended June 30, 2000. There were no potentially dilutive common shares at June 30, 2000.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands
(000):

                                                JUNE 30, 2000  DECEMBER 31, 1999
                                                -------------  -----------------
     Commercial Loans                              $14,850         $14,252
     Real Estate -- construction                     3,493           4,464
     Real Estate - mortgage                          6,357           3,895
     Leasing financing                               4,337           3,215
     Installment Loans                               5,607           1,097
                                                   -------         -------
     Total Loans                                    34,644          26,923
     Less: Deferred loan fees and costs                 50              25
     Less: Allowance for loans and lease losses        491             405
                                                   -------         -------
     Loans and leases receivable, net              $34,103         $26,493
                                                   =======         =======


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss)-market valuation reserve on investment securities available-for-sale is as follows

               Beginning balance - January 1, 2000       $(85,742)
               Current - period change                      4,558
                                                         --------
               Ending balance - June 30, 2000            $(81,184)
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



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economies in the Bank's primary service areas, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

     Total assets increased from $38,346,272 on December 31, 1999 to $47,292,339 on June 30, 2000, an increase of $8,946,067. This increase was due to an increase in loans of $7,610,653, a $1,440,634 decrease in federal funds and a $9,132,316 increase in deposits. Increased marketing efforts were largely responsible for this deposit increase.

     The $9,132,316 increase in deposits came from an increase of $1,901,352 in non-interest bearing demand, an increase of $2,843,003 in time deposits of $100,000 or more and an increase of $6,506,546 in other time deposits. Interest-bearing demand and money market deposits decreased $2,128,178.

Allowance for Loan Losses

     The allowance for loan losses as of June 30, 2000 was $491,000 compared to $405,000 as of December 31, 1999. The allowance for loan losses, as a percentage of total gross loans, for June 30, 2000 was 1.42%, compared to 1.51% as of December 31, 1999. The increase in the allowance during the first six months of 2000 was prompted by risks inherent in the loan portfolio. During the first quarter of 2000, a review of the Bank's loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on an annual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $1.9 million, representing 3.94% of total assets. Securities amounted to $9.8 million, representing 20.65% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 2000, total deposits increased $9,132,316 as a result of increased marketing efforts. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     During 1999, the Company initiated three share repurchase programs. In May 2000, the Company approved a forth repurchase program. Pursuant to the programs, the Company repurchased a total of 215,103 shares of its common stock for an average per share price of $8.09. Management believes that the repurchase programs were a prudent use of excess liquidity that will further enhance shareholder value.

     This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                             MINIMUM
                                                           REGULATORY
                                          JUNE 30, 2000    REQUIREMENT
                                          -------------   ------------
     Tier 1 Capital                           24.80%          4.0%
     Tier 2 Capital                            1.25            --
                                              -----           ---
       Total risk-based capital ratio         26.05%          8.0%
                                              =====           ===
     Leverage ratio                           18.69%          3.0%
                                              =====           ===

RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2000

     Net loss for the six-month period ended June 30, 2000 amounted to $33,325, or $.03 per basic and diluted loss per share compared to a net loss of $156,763 or $.13 per basic and diluted loss per share. The following is a brief discussion of the more significant components of net loss during this period:


     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

         June 30, 2000
         -------------
                Interest                                  Interest    Annualized
             Earning Assets/               Average         Income/      Yield/
            Bearing Liabilities            Balance          Cost         Cost
          ---------------------          -----------     ----------     ------

          Federal funds sold             $ 2,264,940     $   71,165      6.28%
          Securities                       8,132,072        249,433      6.13%
          Loans                           30,976,723      1,687,610     10.90%
                                         -----------     ----------
               Total                     $41,373,735     $2,008,208      9.71%
                                         ===========     ==========

          Deposits                       $31,934,520     $  777,473      4.87%
          Other borrowings                 2,167,582         64,382      5.94%
                                         -----------     ----------
               Total                     $34,102,102     $  841,855      4.94%
                                         ===========     ----------     -----

          Net interest income                            $1,166,353      4.77%
                                                         ==========     =====

          Net yield on earning assets                                    5.64%
                                                                        =====


          June 30, 1999
          -------------
                Interest                                  Interest    Annualized
              Earning Assets/               Average        Income/      Yield/
            Bearing Liabilities            Balance          Cost         Cost
          ---------------------          -----------     ----------     ------

          Federal funds sold             $ 1,975,666     $   49,942      5.05%
          Securities                       6,156,728        159,388      5.18%
          Loans                           17,061,875        827,600      9.70%
                                         -----------     ----------
               Total                     $25,194,269     $1,036,930      8.23%
                                         ===========

          Deposits                       $16,881,272     $  342,271      4.06%
                                         ===========     ----------     -----

          Net interest income                            $  694,659      4.17%
                                                         ==========     =====

          Net yield on earning assets                                    5.51%
                                                                        =====

b. Other income for six-month period ended June 30, 2000 amounted to $114,722 compared to $181,590 in 1999. On an annualized basis, this represents .48% of total assets compared to 1.17% in 1999. In 2000, the Bank sold loans and leases without recourse totaling $625,698 recognizing a gain of $67,452 or 58.80% of other income. In 1999 the Bank sold leases totaling $1,480,454 recognizing a gain of $57,653 or 31.75% of other income. The service charge on deposit accounts is relatively low, at $17,531 or 15.28% of other income compared to $18,503 or 10.19%. In order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. Additionally, most of the new deposit customers maintain balances at levels that prevent service charges. The Bank's fees and charges may increase in the future. Of the $29,739 in other income in 2000, $24,412 consists of mortgage origination and fee income from mortgage loans, which are not added to the Company's loan portfolio. In 1999, $70,233 of the $105,131 of total other income consisted of mortgage and fee income from mortgage loans. The increase in mortgage interest rates decreased mortgage loan activity for the first six months of 2000.


c. Operating expenses for the six-month period ended June 30, 2000 amounted to $1,228,400 compared to $952,012 in 1999, with the largest expenses being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 2.62% of total assets compared to 3.07% in 1999.

d. The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.

Three-Month Period Ended June 30, 2000

     Net loss for the three-month period ended June 30, 2000 amounted to $38,468, or $.04 per basic and diluted loss per share compared to $70,172, or $.06 per basic and diluted loss per share in 1999. The following is a brief discussion of the more significant components of net loss during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

              June 30, 2000
              -------------
                Interest                                  Interest    Annualized
             Earning Assets/               Average         Income/      Yield/
            Bearing Liabilities            Balance          Cost          Cost
          ---------------------          -----------     ----------     ------

          Federal funds sold             $ 2,934,542     $   47,381      6.46%
          Securities                       8,340,356        130,943      6.28%
          Loans                           32,488,649        902,145     11.11%
                                         -----------     ----------
               Total                     $43,763,547     $1,080,469      9.88%
                                         ===========

          Deposits                       $30,283,452     $  436,207      5.76%
          Other borrowings                 2,133,425         31,470      5.90%
                                         -----------     ----------
               Total                     $32,416,877     $  467,677      5.77%
                                         ===========     ----------     -----

          Net interest income                            $  612,792      4.11%
                                                         ==========     =====

          Net yield on earning assets                                    5.60%
                                                                        =====

          June 30, 1999
          -------------
                Interest                                  Interest    Annualized
             Earning Assets/               Average         Income/      Yield/
            Bearing Liabilities            Balance          Cost         Cost
          ---------------------          -----------     ----------     ------

           Federal funds sold            $ 3,152,258      $ 39,186       4.97%
           Securities                      6,311,438        88,295       5.60%
           Loans                          18,222,705       453,580       9.96%
                                         -----------      --------       ----
                Total                    $27,686,401      $581,061       8.39%
                                         ===========

           Deposits                      $18,719,203      $200,627       4.29%
                                         ===========      --------       ----

           Net interest income                            $380,434       4.10%
                                                          ========       ====

           Net yield on earning assets                                   5.50%
                                                                         ====


     b. Other income for three-month period ended June 30, 2000 amounted to $87,044 compared to $86,616 in 1999. On an annualized basis, this represents .76% of total assets compared to 1.11% of total assets in 1999. The Bank sold loans and leases totaling $386,544 without recourse compared to $369,531 in 1999. The profit from these sales was $58,218 or 66.92% of other income compared to $13,096 or 15.12% in 1999. The service charge on deposit accounts was $9,318 or 10.70% of other income compared to $11,046 or 12.75% in 1999. This figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. In addition, the new customer relationships are maintaining sufficient balances to avoid service charges. The Bank's fees and charges may increase in the future. Other income of $19,508 is 22.42% of total other income compared to $62,171 or 71.78% in 1999. Of this total, $15,793 is related to mortgage banking activities compared to $46,332 in 1999. The increase in mortgage interest rates during 2000 has decreased our income for this area.

c. Operating expenses for the three-month period ended June 30, 2000 amounted to $701,304 compared to $490,222 in 1999, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 5.99% of total assets compared to 6.32% in 1999.

         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on June 21, 2000 and adjourned to July 21, 2000. Notice of the Annual Meeting was mailed on May 16, 2000 to each shareholder of record as of May 5, 2000. At the reconvened Annual Meeting on July 21, 2000, the following two matters were considered by the Bank's shareholders: (i) electing four persons to serve as members of the Company's Board of Directors for a term of three years and until their successors are duly elected and qualified and (ii) amending the Company's Bylaws to provide that shareholder approval of a matter (other than the election of directors) requires that the votes cast in favor of the matter exceed the votes cast in opposition, unless the Company's Articles of Incorporation, the Company's Bylaws, or applicable law requires a greater number of affirmative votes. The record shareholders of the Company voted as follows:

       1. The proposal to elect four persons to serve as members of the Company's Board of Directors for a term of three years and until their successors are duly elected and qualified. The number of votes cast for and against the election of each nominee was as follows:

                                           Votes                Votes
           NOMINEE                          FOR                AGAINST
           -------                     -------------         ------------

           David R. Hink                 1,050,947               5,750
           Mary E. Johnson               1,050,947               5,750
           Robert W. Johnston            1,050,947               5,750
           H.N. Padget, Jr.              1,049,947               6,750

       The following persons did not stand for reelection to the Company's Board of Directors at the reconvened Annual Meeting as their term of office continued after the Annual Meeting: Michael L. Aldredge, C. Dan Alford, William H. Groce, Jr., W. Darrel Sumner, Patricia Rhodes Grimes, Heber N. Padget, Sr., John A. Pond, Reid W. Simmons, and W. David Sweatt.

       2. The proposal to approve an amendment to the Company's Bylaws to provide that shareholder approval of a matter (other than the election of directors) requires that the votes cast in favor of the matter exceed the votes cast in opposition, unless the Company's Articles of Incorporation, the Company's Bylaws or applicable law requires a greater number of affirmative votes. The number of votes cast for, against and in abstention of the proposal was as follows:

                Votes                  Votes                 Votes
                 FOR                  AGAINST              ABSTAINING
            -------------         --------------         --------------
              740,275                 25,000                  300


       No other matters were presented or voted for at the reconvened Annual Meeting.


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

Date: August 10, 2000           By: /s/ H. N. Padget, Jr.
                                    ----------------------
                                    H. N. Padget, Jr., President and
                                    Chief Executive Officer
                                    (principal executive officer)

Date: August 10, 2000           By: /s/ Danny F. Dukes
                                    -------------------
                                    Danny F. Dukes, Senior Vice President,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)