Form 10QSB
period 2000-09-30
CNB HOLDINGS INC /GA/
filed 2000-11-14
CIK 1058973

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                          Outstanding at November 10, 2000
            -----                          ---------------------------------
Common Stock, $1.00 par value                          1,000,000

         Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                  (Unaudited)       (Audited)
                                                                                  -----------       ---------
ASSETS

Cash and due from banks .........................................................   $ 1,425,755    $ 1,056,784
Federal funds sold ..............................................................     3,247,012      1,990,593
Investment securities:
 Securities available-for-sale, at market value..................................    10,519,702      7,530,851
 Other securities ...............................................................       488,000        437,800
Loans net of allowance for loan losses
 of $517,000 and $357,000........................................................    38,586,193     26,492,806
Premises and equipment (net) ....................................................       740,662        493,302
Other assets ....................................................................       531,119        344,136
                                                                                    -----------    -----------
 TOTAL ASSETS ...................................................................   $55,538,443    $38,346,272
                                                                                    ===========    ===========

LIABILITIES

Deposits:
 Non interest-bearing demand ....................................................   $ 4,573,745    $ 3,061,875
 Interest-bearing demand and money market........................................     9,166,353     11,807,446
 Savings ........................................................................        19,364          5,859
 Time deposits of $100,000 or more ..............................................    10,990,674      5,708,543
 Other time deposits ............................................................    18,484,766      6,198,926
                                                                                    -----------    -----------
 Total Deposits .................................................................    43,234,902     26,782,649
Other borrowed money ............................................................     2,964,500      2,000,000
Other liabilities ...............................................................       664,911        272,985
                                                                                    -----------    -----------
 TOTAL LIABILITIES ..............................................................    46,864,313     29,055,634

STOCKHOLDERS' EQUITY

Preferred stock, par value not stated;
 10,000,000 shares authorized, no
 shares issued and outstanding ..................................................            --             --
Common stock, par value $1.00 per share;
 10,000,000 shares authorized; 1,235,000 issued..................................     1,235,000      1,235,000
Surplus .........................................................................    10,170,283     10,170,283
Treasury stock, 225,103 and 139,472 shares respectively..........................    (1,893,026)    (1,235,326)
Accumulated other comprehensive income (loss)-
 market valuation reserve on investment
 securities available-for-sale...................................................       (34,065)       (85,742)
Accumulated deficit..............................................................      (804,062)      (793,577)
                                                                                    -----------    -----------
 TOTAL STOCKHOLDERS' EQUITY .....................................................     8,674,130      9,290,638
                                                                                    -----------    -----------
 TOTAL LIABILITIES AND EQUITY ...................................................   $55,538,443    $38,346,272
                                                                                    ===========    ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          FOR THE                  FOR THE
                                                                                         NINE-MONTH              THREE-MONTH
                                                                                        PERIOD ENDED             PERIOD ENDED
                                                                                        SEPTEMBER 30,            SEPTEMBER 30,

                                                                                      2000         1999          2000        1999
                                                                                      ----         ----          ----        ----

Interest income loans and leases, including fees ................................   $2,709,933   $1,401,001   $1,022,323    $573,401
Investment securities:
    U.S. Treasury securities ....................................................      102,968      148,139       31,044      49,703
    U.S. government agencies ....................................................      270,204       88,136      108,713      40,201
Other investments  ..............................................................       19,969       15,849        3,951       2,832
Federal funds sold  .............................................................      105,320       99,017       34,155      49,075
                                                                                    ----------   ----------   ----------    --------
Total interest income ...........................................................    3,208,394    1,752,142    1,200,186     715,212
Interest expense:
    Interest bearing demand and money market ....................................      410,490      290,127      119,909     122,536
    Savings .....................................................................          245          172           98          42
    Time deposits of $100,000 or more ...........................................      379,404      130,982      171,391      56,637
    Other time deposits .........................................................      545,419      165,631      266,687      74,221
    Other borrowings ............................................................      101,365       21,763       36,982      12,968
                                                                                    ----------   ----------   ----------    --------
         Total interest expense .................................................    1,436,923      608,675      595,067     266,404
                                                                                    ----------   ----------   ----------    --------
    Net interest income .........................................................    1,771,471    1,143,467      605,119     448,808
Provision for possible loan losses ..............................................      112,000      135,000       26,000      54,000
                                                                                    ----------   ----------   ----------    --------
    Net interest income after provision for possible loan losses ................    1,659,471    1,008,467      579,119     394,808

Other income:
    Service charges on deposit accounts .........................................       28,061       28,112       10,530       9,609
    Gains on the sale of loans and leases (net) .................................      151,157      105,078       83,705      47,425
    Gains on the sale of securities available for sale...........................           --          303            -          --
    Other income ................................................................       46,466      154,912       16,727      49,781
                                                                                    ----------   ----------   ----------    --------
         Total other income .....................................................      225,684      288,405      110,962     106,815
Other expense:
    Salaries and other compensation .............................................      858,698      623,939      307,427     234,170
    Employee benefits ...........................................................      160,978      100,191       52,564      31,920
    Net occupancy and equipment expense .........................................      328,577      190,534      110,881      62,848
    Professional and other outside services .....................................      184,135      205,110       69,552      29,160
    Other expense ...............................................................      363,252      305,473      126,817     115,138
                                                                                    ----------   ----------   ----------    --------
         Total other expenses ...................................................    1,895,640    1,425,247      667,241     473,236
                                                                                    ----------   ----------   ----------    --------

Net income (loss) before income tax benefit......................................      (10,485)    (128,375)      22,840      28,387
Income tax  benefit..............................................................           --           --           --          --
                                                                                    ----------   ----------   ----------    --------
Net income (loss) ...............................................................   $  (10,485)  $ (128,375)  $   22,840    $ 28,387
                                                                                    ==========   ==========   ==========    ========

Basic and diluted earnings (loss) per share .....................................        $(.01)       $(.11)        $.02        $.02
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

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                                          FOR THE                  FOR THE
                                                                                         NINE-MONTH              THREE-MONTH
                                                                                        PERIOD ENDED             PERIOD ENDED
                                                                                        SEPTEMBER 30,            SEPTEMBER 30,

                                                                                   2000         1999            2000         1999
                                                                                   ----         ----            ----         ----

Net income (loss) ..........................................................       10,485)    $(128,375)      $ 22,840     $ 28,387
Other comprehensive income (loss), before tax:
    Unrealized holding gains (losses) arising during period.................       76,449       (89,109)        70,327       35,956
    Income tax benefit......................................................      (24,772)       28,745        (23,208)     (12,944)
                                                                                 --------     ---------       --------     --------
Comprehensive income (loss).................................................     $ 41,192     $(188,739)      $ 69,959     $ 51,399
                                                                                 ========     =========       ========     ========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                  FOR THE
                                                                                                                 NINE-MONTH
                                                                                                                PERIOD ENDED
                                                                                                                SEPTEMBER 30,

                                                                                                              2000         1999
                                                                                                              ----         ----
Cash flows from operating activities:
    Net loss ........................................................................................     $  (10,485)  $  (128,375)
    Adjustments to reconcile net loss to net cash provided by and used in operating activities:
         Net (accretion) amortization of investment securities.......................................            498        12,138
         Depreciation and amortization of premises and equipment.....................................        129,330        95,246
         Gains on the sale of lease receivables......................................................       (151,157)     (105,078)
         Gains on the sale of available for sale securities..........................................             --          (303)
         Provision for loan losses ..................................................................        112,000       135,000
         Increase in other assets ...................................................................       (211,805)      (94,438)
         Increase in other liabilities ..............................................................        391,926       237,540
                                                                                                          ----------   -----------
              Net cash provided by and used in operating activities .................................        260,307       151,730

Cash flows from investing activities:
    Maturities of investment securities available-for-sale ..........................................      1,371,442       416,551
    Purchases of investment securities available-for-sale............................................     (4,284,292)   (6,463,688)
    Purchases of other investments ..................................................................        (50,200)      (98,700)
    Sales of investment securities available-for-sale................................................             --     1,505,313
    Proceeds from sale of loans and leases...........................................................      2,198,441     2,475,684
    Loans originated, net of principal repayments ...................................................    (14,252,671)   (8,796,159)
    Purchases of premises and equipment .............................................................       (376,690)      (88,568)
                                                                                                         -----------   -----------
         Net cash used in investing activities ......................................................    (15,393,970)  (11,049,567)

Cash flows from financing activities:
    Increase in other borrowings.....................................................................        964,500     1,000,000
    Purchase of treasury stock.......................................................................       (657,700)   (1,081,805)
    Increase in deposits ............................................................................     16,452,253    13,664,546
                                                                                                         -----------   -----------
         Net cash provided by financing activities ..................................................     16,759,053    13,582,741
                                                                                                         -----------   -----------

Net increase in cash and cash equivalents............................................................      1,625,390     2,684,544
Cash and cash equivalents, beginning of period ......................................................      3,047,377     1,433,182
                                                                                                         -----------   -----------

Cash and cash equivalents, end of period ............................................................    $ 4,672,767   $ 4,117,726
                                                                                                         ===========   ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB.

The consolidated financial statements include the account of the Company and its wholly owned subsidiary, Chattahoochee National Bank (the "Bank"), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per share is computed by dividing net income or (loss) available to common shareholders by the weighted average number of share outstanding during the period, which totaled 1,040,094 shares for the nine months and 1,016,364 for the three months ended September 30, 2000. There were no potentially dilutive common shares at September 30, 2000.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands
(000):

                                                   SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                   ------------------    -----------------
     Commercial Loans                                         $17,687           $14,252
     Real Estate -- construction                                3,077             4,464
     Real Estate -- mortgage                                    6,546             3,895
     Leasing financing                                          3,763             3,215
     Installment Loans                                          8,074             1,097
                                                              -------           -------
     Total Loans                                               39,147            26,923
     Less: Deferred loan fees and costs                            44                25
     Less: Allowance for loans and lease losses                   517               405
                                                              -------           -------
     Loans and leases receivable, net                         $38,586           $26,493
                                                              =======           =======


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss)-market valuation reserve on investment securities available-for-sale is as follows

               Beginning balance - January 1, 2000               $(85,742)
               Current - period change                             51,677
                                                                 --------
               Ending balance - September 30, 2000               $(34,065)
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


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by CNB Holdings, Inc. (the "Company") or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank, in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economies in the Bank's primary service areas, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) problems associated with the Year 2000. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

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

     Total assets increased from $38,346,272 on December 31, 1999 to $55,538,443 on September 30, 2000, an increase of $17,921,171. This increase was due to an increase in loans of $12,093,387, a $2,988,851 increase in securities available for sale, a $1,256,419 increase in federal funds and a $16,452,253 increase in deposits. Increased marketing efforts were largely responsible for this deposit increase.

     The $16,452,253 increase in deposits came from an increase of $1,511,870 in non-interest bearing demand, an increase of $5,282,131 in time deposits of $100,000 or more and an increase of $12,285,840 in other time deposits. Interest-bearing demand and money market deposits decreased $2,641,093.

Allowance for Loan Losses

     The allowance for loan losses as of September 30, 2000 was $517,000 compared to $357,000 as of December 31, 1999. The allowance for loan losses, as a percentage of total gross loans, for September 30, 2000 was 1.32%, compared to
1.51% as of December 31, 1999.   The increase in the allowance was prompted by
risks inherent in the loan portfolio. During the first and third quarter of 2000, reviews of the Bank's loan portfolio by an independent firm were conducted. The purpose of these reviews was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The reviews included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's reports. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4,672,767, representing 8.41% of total assets. Securities amounted to $10,519,702, representing 18.94% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 2000, total deposits increased $16,452,253 as a result of increased marketing efforts. Additionally, the Company has offered secure repurchase accounts to its customers totalling $914,500. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management is not aware of any trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     During 1999, the Company initiated three share repurchase programs. In May 2000, the Company approved a fourth repurchase program. Pursuant to the programs, the Company repurchased a total of 225,103 shares of its common stock for an average per share price of $8.41. Management believes that the repurchase programs were a prudent use of excess liquidity that will further enhance shareholder value.

     This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                                    MINIMUM
                                                                   REGULATORY
                                          SEPTEMBER 30, 2000       REQUIREMENT
                                          ------------------       -----------
          Tier 1 Capital                         22.14%               4.0%
          Tier 2 Capital                          1.25                 --
                                                 -----                ---
               Total risk-based capital ratio    23.39%               8.0%
                                                 =====                ===
           Leverage ratio                        16.28%               3.0%
                                                 =====                ===


RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2000

     Net loss for the nine-month period ended September 30, 2000 amounted to $10,485, or $.01 per diluted share. The following is a brief discussion of the more significant components of net loss during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.



          September 30, 2000
          ------------------

          Interest                                     Interest    Annualized
          Earning Assets/                 Average       Income/     Yield/
          Bearing Liabilities             Balance       Cost        Cost
          -------------------            -----------   ---------   ----------
          Federal funds sold             $ 2,420,080   $  105,320        5.80%
          Securities                       8,633,140      393,141        6.07%
          Loans                           32,753,882    2,709,933       11.03%
                                         -----------   ----------
               Total                     $43,807,102   $3,208,394        9.76%
                                         ===========   ==========

          Deposits                       $34,299,928   $1,335,558        5.19%
          Other borrowings                 2,467,263      101,365        5.48%
                                         -----------   ----------
                Total                    $36,767,191   $1,436,923        5.21%
                                         ===========   ----------       -----

          Net interest income                          $1,771,471        4.55%
                                                       ==========       =====

          Net yield on earning assets                                    5.39%
                                                                        =====



          September 30, 1999
          ------------------

          Interest                                      Interest    Annualized
          Earning Assets/                 Average       Income/     Yield/
          Bearing Liabilities             Balance       Cost        Cost
          -------------------            -----------   ---------   ----------

          Federal funds sold             $ 2,654,560   $   99,017        4.98%
          Securities                       6,434,538      252,124        5.22%
          Loans                           18,526,293    1,401,001       10.08%
                                         -----------   ----------       -----
               Total                     $27,615,391   $1,752,142        8.46%
                                         ===========

          Deposits                       $19,181,153   $  608,675        4.23%
                                         ===========   ----------       -----

          Net interest income                          $1,143,467        4.23%
                                                       ==========       =====

          Net yield on earning assets                                    5.52%
                                                                        =====


    b. Total other income for the nine-month period ended September 30, 2000 amounted to $225,684 compared to $288,405 for 1999. On an annualized basis, this represents 0.61% of total assets. The Bank sold loans and leases totaling $2,198,441 without recourse compared with $2,475,684 in 1999. The profit from these sales was $151,157 or 66.98% of total other income compared with $105,078 and 36.43% for 1999. The service charge on deposit accounts is relatively low, at $28,061 or 12.43% of total other income compared with $28,112 or 9.75% for 1999. In order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. Of the $46,466 of other income or 20.59% of total other income, $37,193 or 80.04% consists of mortgage origination and fee income from mortgage loans, which are not added to the Bank's loan portfolio. For 1999, of the $154,912 in other income, or 53.71% of total other income,

        $109,657 related to this mortgage origination activity. Increased mortgage rates have decreased mortgage loan activity during 2000.

    c. Operating expenses for the nine-month period ended September 30, 2000 amounted to $1,895,640 compared to $1,425,247 for 1999. The largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 4.55% of total assets compared with 5.21% in 1999.

    d. The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.


Three-Month Period Ended September 30, 2000

     Net income for the three-month period ended September 30, 2000 amounted to $22,840 compared to $28,387, or $.02 per diluted share for each period. The following is a brief discussion of the more significant components of net income during this period:

    a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

          September 30, 2000
          ------------------
          Interest                                     Interest    Annualized
          Earning Assets/                 Average       Income/     Yield/
          Bearing Liabilities             Balance       Cost        Cost
          -------------------            -----------   ---------   ----------

          Federal funds sold             $ 2,385,542  $   34,155        5.73%
          Securities                       9,622,456     143,708        5.97%
          Loans                           36,317,749   1,022,323       11.26%
                                         -----------  ----------
               Total                     $48,325,747  $1,200,186        9.93%
                                         ===========

          Deposits                       $38,996,552  $  558,085        5.72%
          Other borrowings                 2,277,525      36,982        6.50%
                                         -----------  ----------
                     Total               $41,274,077  $  595,067        5.77%
                                         ===========  ----------       -----

          Net interest income                         $  605,119        4.16%
                                                      ==========       =====

          Net yield on earning assets                                   5.01%
                                                                       =====



          September 30, 1999
          ------------------
          Interest                                     Interest    Annualized
          Earning Assets/                 Average       Income/     Yield/
          Bearing Liabilities             Balance       Cost        Cost
          -------------------            -----------  ----------  ----------

          Federal funds sold             $ 3,731,543  $ 49,075        5.26%
          Securities                       6,965,446    92,736        5.33%
          Loans                           21,373,232   573,401       10.73%
                                         -----------  --------       -----
               Total                     $32,070,221  $715,212        8.92%
                                         ===========

          Deposits                       $23,705,206  $266,404        4.50%
                                         ===========  --------       -----

          Net interest income                         $448,808        4.42%
                                                      ========       =====
          Net yield on earning assets                                 5.60%
                                                                     =====

    b. Total other income for three-month period ended September 30, 2000 amounted to $110,962 compared with $106,815 for 1999. On an annualized basis, this represents 0.27% of total assets compared with 1.17% for 1999. The Bank sold loans and leases totaling $1,572,743 without recourse compared to $995,230 in 1999. The profit in 2000 from these sales was $83,705 or 75.44% of total other income compared with $47,425 or 44.40% for 1999. The service charge on deposit accounts was $10,530 or 9.49% of total other income compared with $9,609 or 9.00 for 1999. This figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. Other income was $12,781 or 11.52% of total other income compared to $49,781 or 46.60% of total other income for 1999. The majority of other income is related to mortgage origination activities. Increased mortgage rates have decreased mortgage loan activity during 2000, resulting in decreased mortgage origination income.

    c. Operating expenses for the three-month period ended September 30, 2000 amounted to $667,241 compared to $473,236 in 1999, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 4.81% of total assets compared with 5.19% of total assets in 1999.

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

Date: November 13, 2000       By: /s/ H. N. Padget, Jr.
                                  ----------------------
                                  H. N. Padget, Jr., President and
                                  Chief Executive Officer
                                  (principal executive officer)

Date: November 13, 2000       By: /s/ Danny F. Dukes
                                  -------------------
                                  Danny F. Dukes, Senior Vice President, Chief
                                  Financial Officer
                                  (principal financial and accounting officer)