Form 10KSB
period 2000-12-31
CNB HOLDINGS INC /GA/
filed 2001-04-02
CIK 1058973

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                 -------------

       Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

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

                                 -------------

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $4,933,302.

     The aggregate market value of the common stock held by non-affiliates of the issuer (685,925 shares) on March 28, 2001 was approximately $5,144,438. For the purpose of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 29, 2001, there were 1,059,259 shares of the issuer's common stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

================================================================================

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act"), as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the "Company") and its wholly-owned subsidiary, Chattahoochee National Bank (the "Bank") in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards and (iv) changes in the legislative and regulatory environment. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank's non-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

     At December 31, 2000, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

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

     The Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, and commercial loans, providing other banking services such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts. Additionally, the Bank recently added Small Business Administration Loans to its product list.

     On March 6, 2000, the Bank opened its second location at 3625 Brookside Parkway in Alpharetta. The new location is on the ground floor of a five story building in a large commercial office park. Management believes that the Bank's target potential commercial customers surround this location.

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

     Commercial Loans and Leases. Loans for commercial purposes in various lines of businesses are one of the primary components of the Bank's loan portfolio. The terms of such loans vary by their purpose and underlying collateral (if any). Equipment loans and leases are typically made for a term of five years or less at fixed or variable rates, with the loan or lease fully amortized over the term and secured by the financed equipment. Typically, equipment loans and leases have a loan-to-value ratio of 80% or less and a lease-to-value ratio of 92% or less. Leases have terms not to exceed 36 months and are mostly for heavy equipment used in construction and road building. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases, principal is typically due at maturity. The principal economic risk associated with each category of the Bank's loans, including commercial loans, is the creditworthiness of the Bank's borrowers, which in turn is affected by general economic conditions and the strength of the services and retail market segments. In addition, the quality of the borrower's management and its ability to properly evaluate changes in the supply and demand characteristics affecting its respective markets for products and services and to effectively respond to such changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees. The more established banks in the PSA make proportionately more loans to medium-to-large sized businesses than the Bank. Many of the Bank's commercial loans are made to small-to-medium-sized businesses who may be less able to withstand competitive, economic and financial conditions than larger borrowers.

     Other Banking Services. Other bank services include cash management services, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by the Bank's customers throughout Georgia and other states. In March, 2000, the Bank added its first automated teller machine cash dispensers in its new location at 3625 Brookside Parkway in Alpharetta. The Bank also offers MasterCard and VISA credit card services through The Banker's Bank, Atlanta, Georgia as an agent for the Bank. In 2000, the Bank began offering Internet banking and corporate cash management services using the QUP Systems, Inc.'s, an S1 Company's, software.

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

     At December 31, 2000, the Bank had no customers with aggregate deposits equal to or greater than $2,678,000, which equates to 10% of the Bank's total deposits.

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

     Correspondent Banking. Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents
in non-interest bearing accounts.   The Bank has a correspondent relationship
with several banks, including Compass Bank, Birmingham, Alabama, The Banker's Bank, Atlanta, Georgia, Synovus Financial Corporation, Columbus, Georgia and the Federal Home Loan Bank of Atlanta. At December 31, 2000, the Bank had outstanding participations with its correspondent banks of approximately $625,000.

     Primary Service Area. The PSA represents a geographic area which includes Sandy Springs, Dunwoody, Roswell and Alpharetta, Georgia. The boundaries of the PSA are represented by the Fulton County/Forsyth County line on the north, the Fulton County/Gwinnett County line on the east, Interstate 285 on the south and the Fulton County/Cobb County line on the west. Areas of the PSA are located within 15 to 30 minutes drive time from Buckhead and downtown Atlanta and 30 to 45 minutes drive time from the north Georgia mountains and Lake Lanier.

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

     Employees. The Bank has 23 full-time employees. The Company does not have any employees who are not also employees of the Bank.

     Competition. The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Metropolitan Atlanta area. As of December 31, 2000, the north Fulton County area was served by 13 commercial banks with a total of 63 offices. A number of these competitors are well established in the PSA. Most of them have substantially greater resources and lending limits than the Bank and other certain services, such as extensive and established branch networks and trust services, that the Bank does not provide.

     The regional bank holding companies represented in the PSA are: Bank of America, Wachovia Bank of Georgia, First Union National Bank of Georgia, SunTrust Bank, SouthTrust Bank of Georgia, Regions Bank, Atlantic States Bank, Colonial Bank and Branch Banking and Trust. The larger regional banks' presence in the PSA is through branch offices, with many of the customer service functions, as well as authority for loan approval, being located outside of the PSA. There are several community banks and two other de novo banks located in the PSA.

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

     Under the BHCA, the Company has generally been prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act has added additional financial related activities that may be conducted by a bank holding company that qualifies as a financial holding company. See "- Gramm-Leach-Bliley Act" below.

     In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

     Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company is permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting securities and limited merchant banking activities.

     To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company. Presently, we have no plans to become a financial holding company.

     Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of our small size and recent organization, we do not expect the Gramm-Leach-Bliley Act to materially affect our products, services or other business activities. To the extent the Gramm-Leach-Bliley Act allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act may have the result of increasing the amount of competition we face from larger financial institutions and other companies offering financial products and services, many of which have substantially more financial resources.

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

     Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "--Capital Regulations" below.

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

___________________
(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(5)  Ratio of tangible equity to total assets.

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


Item 2.  Properties

     The Company's executive office is located at the Bank's main office, 7855 North Point Parkway, Suite 200, Alpharetta, Georgia, in Fulton County. The site is located East of Georgia Highway 400 at the intersection of Mansell Road and North Point Parkway. The building is a one-story brick facility which houses three businesses. The Bank has the central location with a small business on each side. The Bank occupies 3,600 square feet of the total 21,600 square feet of the building. The office houses some of the Bank's officers and operations. In addition, the office has two teller stations and a vault.

     The Bank's main office offers high visibility in a high traffic area just South of North Point Mall, and is a neighbor to a large retail shopping center. With close proximity to Georgia Highway 400, the office is situated in an area that management believes is the central location for business, residential, commuting and shopping in North Fulton County. Management believes that the facilities maintained by the Company and the Bank are suitable for its current operations. Management also believes that the Company and the Bank are adequately covered by insurance.

     On March 6, 2000, the Bank opened a second location. This additional banking facility is located at the Bank's leased facilities, 3625 Brookside Parkway, Suite 100, Alpharetta, Georgia, in Fulton County. The site is also East of Georgia Highway 400, East of North Point Parkway and South of Old Milton Parkway. The building is a five-story structure that houses 125,000 square feet of space leased by small- to medium-sized businesses. The Bank occupies 7,600 square feet of front, ground floor office space clearly visible to all visitors and tenants. The building houses the Bank's commercial lending and commercial leasing operations. The facility has two teller stations and a vault.

     The Bank's second location is located in a new, but fast growing, North Fulton commercial office park named Brookside. Brookside is zoned for small- to medium-sized businesses, the Bank's primary target market. Management believes that the facility's proximity to Georgia Highway 400, North Point Parkway and other office parks in the area will further facilitate the Bank's growth. The location is approximately seven miles Northeast of the Company's executive offices.

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

                                                Fiscal Year Ended December 31, 2000
                                                -----------------------------------
                                                                 Bid
                                                -----------------------------------
                                                     High                   Low
                                                -----------------------------------
First Quarter.................................       $8.38                  $6.00
Second Quarter................................       $8.00                  $5.50
Third Quarter.................................       $8.25                  $7.14
Fourth Quarter ...............................       $7.88                  $6.63

                                                Fiscal Year Ended December 31, 1999
                                                -----------------------------------
                                                                 Bid
                                                -----------------------------------
                                                     High                   Low
                                                -----------------------------------
First Quarter.................................       $9.25                  $8.00
Second Quarter................................       $9.50                  $8.00
Third Quarter.................................       $9.00                  $7.00
Fourth Quarter................................       $9.50                  $6.50

   B.  Holders of Common Stock.

     As of March 29, 2001, there were 36 record holders of the Common Stock of the Company. This number is exclusive of beneficial owners whose Company Common Stock is held in street name.

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

Results of Operations

     General. The year 2000 was a year of growth for the Company and the Bank. After successfully completing, implementing and executing its Y-2K Plan, the Bank focused on opening its second office located at 3625 Brookside Parkway in Alpharetta. The office, which opened in March 2000, is located on the ground floor of a new office building leased by the Bank's target customers: small to medium-sized businesses. During 2000, the bank also introduced Internet banking and a corporate cash management system, as well as a new SBA Loan program. As a result of these initiatives, the Company was required to incur additional costs during the year, which management believes will flatten and possibly decrease as their start-up phases are completed and the new programs gain momentum. As the results discussed below indicate, during 2000, the Bank continued to grow and build its balance sheet and income statement in a prudent manner. Accordingly, as the Bank enters 2001, management believes the Bank is well positioned to continue this growth and capitalize on market opportunities.

     During 2000, the Company completed its third and final stock repurchase program. Pursuant to the programs, the Company repurchased a total of 235,000 shares of its common stock at an average per share price of $8.37. Management believes that the repurchase programs were a prudent use of excess liquidity that will further enhance shareholder value.

     At December 31, 2000, total assets had increased 67.4% to $64.2 million and total deposits increased 82.8% to $49.0 million. Total loans had grown 62.1% to $43.6 million, which created a loan to deposit ratio of approximately 89%. At December 31, 1999, total assets were $38.3 million, total deposits were $26.8 million and total loans were $26.9 million. The loan to deposit ratio was 100%.

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

     Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the fiscal years ended 2000 and 1999.


                                                                               December 31, 2000
                                                                     In thousands (000), except percentages
                                                                 ---------------------------------------------
                                                                                   Interest
                                                                  Average           Income/             Yield/
                                                                  Balance           Expense              Cost
                                                                  --------         -----------          -------
Federal funds sold                                                 $ 2,109            $  129              6.12%
Securities                                                           9,630               604              6.27%
Loans and Leases, net                                               35,386             3,885             10.98%
                                                                   -------            ------
            Total earning assets                                   $47,125            $4,618              9.80%
                                                                   =======            ======             =====

Interest-bearing deposits                                          $32,623            $1,998              6.12%
Other borrowings                                                     2,375               150              6.32%
                                                                   -------            ------
           Total interest-bearing liabilities                      $34,998            $2,148              6.14%
                                                                   =======            ======             =====

Net yield on earning assets                                                                               5.24%
                                                                                                         =====
Net interest spread                                                                                       3.66%
                                                                                                         =====


                                                                               December 31, 1999
                                                                     In thousands (000), except percentages
                                                                  ---------------------------------------------
                                                                                   Interest
                                                                  Average           Income/             Yield/
                                                                  Balance           Expense              Cost
                                                                  --------         -----------          -------
Federal funds sold                                                 $ 2,171            $  107              4.93%
Securities                                                           6,800               380              5.59%
Loans and Leases, net                                               19,858             2,101             10.58%
                                                                   -------            ------
            Total earning assets                                   $28,829            $2,588              8.98%
                                                                   =======            ======             =====

Interest-bearing deposits                                          $17,874            $  866              4.85%
Other borrowings                                                       701                36              5.13%
                                                                   -------            ------
           Total interest-bearing liabilities                      $18,575            $  902              4.86%
                                                                   =======            ======             =====

Net yield on earning assets                                                                               5.85%
                                                                                                         =====
Net interest spread                                                                                       4.12%
                                                                                                         =====

     As reflected above, average yield on earning assets amounted to 9.80% for 2000 compared to 8.98% for 1999. The average cost of funds amounted to 6.14% for 2000 compared to 4.86% for 1999. Net interest yield for the period ended December 31, 2000 was 5.24% compared to 5.85% for period ended December 31, 1999. During 2000, key interest rates, such as The Wall Street Journal's Prime Rate, increased throughout the year. There were three increases totaling a 1.0% increase in this key rate during the year, which lead to the overall increase in the Bank's average cost of funds.

     Non-Interest Income. Non-interest income for the period ended December 31, 2000 was $315,215 compared to $308,184 for the period ended December 31, 1999. Non-interest income consists of service charges on deposit accounts, mortgage origination fees and gain or loss on the sale of loans or other assets. Increases in rates during 2000 slowed mortgage origination fee income. However, gains on the sale of Small Business Administration ("SBA") Loans more than offset this loss of non-interest income. Non-interest income for the period represented .66% and 1.01% of average total earning assets respectively. One of management's goals for 2001 is to improve non-interest income as a percentage of average assets. Increases in non-interest fee income for loan and lease sales should continue to improve this ratio.

     Non-Interest Expense. Non-interest expense for the fiscal year ended December 31, 2000 was $2,600,251 compared to $1,896,264 for the fiscal year ended December 31, 1999. As a percentage of total average assets, non-interest expense amounted to 6.20% in 2000 compared to 9.48% in 1999. Additional salaries and benefits were needed in connection with the bank's new SBA Loan initiative, the addition of a new Senior Lending Officer and additional local lending personnel. The Bank's new office also caused increases in equipment and occupancy expense. The additional telephone expense occurred due to the requirement of a dedicated data circuit for our Internet banking and corporate cash management system and the purchase of an additional circuit to connect the Bank's two locations. By connecting the two locations, the Bank avoided having to hire a dedicated receptionist. The Internet banking and cash management system is an integral part of the Bank's lower cost product delivery strategy. Below are the components of non-interest expense for the fiscal years ended 2000 and 1999.

                                          2000                1999
                                       ----------          ----------
Salaries and benefits                  $1,372,958          $  986,854
Equipment and occupancy expense           454,301             249,930
Legal and professional                    189,776             179,253
Data processing                           107,045              81,686
Printing and supplies                      66,765              53,013
Postage and courier                        54,079              34,953
Telephone                                  70,002              33,826
Advertising                                47,053              33,397
Marketing                                  26,759              23,395
Insurance-directors and officers           18,551              19,349
Other operating expenses                  192,962             200,608
                                       ----------          ----------
  Total non-interest expense           $2,600,251          $1,896,264
                                       ==========          ==========

     Allowance for Loan Losses. During 2000, allowance for loan losses increased by $180,000. In the Bank's loan portfolio, there were no charge-offs during 2000. As of December 31, 2000, management considers the allowance for loan losses to be adequate to absorb possible future losses. During 2000, two reviews of the Bank's loan portfolio by an independent firm were conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

          The following tables present an analysis of the net interest earnings of the Bank for the fiscal years ended 2000 and 1999 with respect to each major category of interest-earning asset and each major category of interest-bearing liability.

                                                       December 31, 2000
                                             In thousands (000), except percentages
                                              Average             Interest          Average
    Assets                                     Amount              Earned            Yield
- ------------------                           -----------          ---------         -------
Federal funds sold                           $    2,109           $     129          6.12%
Taxable securities                                9,630                 604          6.27%
Net loans                                        35,386 (1)           3,885 (2)     10.98%
                                             ----------           ---------
        Total earning assets                 $   47,125           $   4,618          9.80%
                                             ==========           =========        ======

                                               Average            Interest         Average
        Liabilities                            Amount              Expense          Cost
- ----------------------------                 ----------           ---------        -------
NOW and money market deposits                $   10,051           $     511          5.08%
Savings deposits                                     17                   0          0.00%
Time deposits                                    22,555               1,487          6.59%
Other borrowings                                  2,375                 150          6.32%
                                             ----------           ---------
        Total interest-bearing liabilities   $   34,998           $   2,148          6.14%
                                             ==========           =========         =====
               Net yield on earning assets                                           5.24%
                                                                                    =====
                       Net interest spread                                           3.66%
                                                                                    =====

- ---------------------
(1) Included in the average balance of net loans for 2000 are non-accrual loans totaling $124,000.
(2) Interest earned on net loans includes loan fees and loan service fees of $282,115 in 2000.

                                                            December 31, 1999
                                                 In thousands (000), except percentages
                                              Average            Interest      Average
    Assets                                     Amount             Earned        Yield
- ------------------                           -----------        ---------      -------
Federal funds sold                            $   2,171        $      107          4.93%
Taxable securities                                6,800               380          5.59%
Net loans                                        19,858  (1)        2,101  (2)    10.58%
                                              ---------        ----------
        Total earning assets                  $  28,829        $    2,588          8.98%
                                              =========        ==========         =====

                                               Average          Interest         Average
        Liabilities                            Amount           Expense           Cost
- ----------------------------                 ----------        ----------        -------
NOW and money market deposits                 $   9,542        $      419         4.39%
Savings deposits                                      8                 0         0.00%
Time deposits                                     8,324               447         5.37%
Other borrowings                                    701                36         5.14%
                                              ---------        ----------
        Total interest-bearing liabilities    $  18,575        $      902         4.86%
                                              =========        ==========        =====
               Net yield on earning assets                                        5.85%
                                                                                 =====
                      Net interest spread                                         4.12%
                                                                                 =====
- ---------------------
(1)    During 1999, all loans accrued interest.
(2)    Interest earned on net loans includes loan fees and loan service fees of
       $182,629 in 1999.

     Rate/Volume Analysis of Net Interest Income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                                 Year Ended December 31,
                                                                      2000 vs. 1999
                                                                  (Dollars in thousands)
                                                                     Changes Due To:

                                                                                            Increase
                                                       Rate               Volume           (Decrease)
                                                    -----------         -----------        -----------
Increase (decrease) in:
Income from interest-earning assets:
Federal funds sold                                $         25        $         (3)      $         22
Taxable securities                                          51                 173                224
Net loans                                                   82               1,702              1,784
                                                  ------------        ------------       ------------
        Total interest income                              158               1,872              2,030
                                                  ------------        ------------       ------------

Expense from interest-bearing liabilities:
NOW and money market deposits                               69                  23                 92
Time deposits                                              122                 918              1,040
Other borrowings                                            10                 104                114
                                                  ------------        ------------       ------------
       Total interest expense                              201               1,045              1,246
                                                  ------------        ------------       ------------

       Net interest income                        $        (43)       $        827       $        784
                                                  ============        ============       ============


Deposits. The following table presents, for the fiscal years ended 2000 and 1999, the average amount of and average rate paid on each of the described deposit categories.

                                                        December 31, 2000
                                              In thousands (000), except percentages
                                              --------------------------------------
                                                  Average                   Average
Deposit Category                                  Amount                   Rate Paid
- ----------------                                 ---------                 ---------
Non interest-bearing demand deposits             $   4,639                    --
NOW and money market deposits                       10,051                  5.08%
Savings deposits                                        17                  0.00%
Time deposits                                       22,555                  6.59%

                                                          December 31, 1999
                                                In thousands (000), except percentages
                                                --------------------------------------
                                                   Average                  Average
Deposit Category                                   Amount                  Rate Paid
- ----------------                                 ----------                ---------
Non interest-bearing demand deposits             $   2,858                     --
NOW and money market deposits                        9,542                   4.39%
Savings deposits                                         8                   0.00%
Time deposits                                        8,324                   5.37%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2000:

                                           Time
                                      Certificates of
                                         Deposits
                                    In thousands (000)
                                   ---------------------
3 months or less...................     $ 3,044
3-6 months.........................       3,559
6-12 months........................       2,462
Over 12 months.....................       3,347
                                        -------
  Total............................     $12,412
                                        =======

     At December 31, 2000, the Bank had no deposit relationships that represented concentrations.

Financial Condition

     The following is a presentation of the average consolidated balance sheet of the Company for the fiscal years ended 2000 and 1999 respectively. This presentation includes all major categories of interest earning assets and interest and interest bearing liabilities.

             AVERAGE CONSOLIDATED ASSETS
                 In thousands (000)
- ---------------------------------------------------------
                                     December 31,
                                  2000        1999
                               --------------------
Federal funds sold             $ 2,109      $ 2,171
Taxable securities               9,630        6,800
Net loans                       35,386       19,858
                               -------      -------
        Total earning assets   $47,125      $28,829
Other assets                     1,794        1,757
                               -------      -------
       Total assets            $48,919      $30,586
                               =======      =======


         AVERAGE CONSOLIDATED LIABILITIES AND
                STOCKHOLDERS' EQUITY
                 In thousands (000)
- ---------------------------------------------------------
                                    December 31,

                                 2000        1999
                               -------      -------
Non interest-bearing deposits  $ 4,639      $ 1,981
NOW and money market deposits   10,051        9,542
Savings deposits                    17            8
Time deposits                   22,555        8,324
Other borrowings                 2,375          701
Other liabilities                  281           32
                               -------      -------
       Total liabilities       $39,918      $20,588
Stockholders' equity             9,001        9,998
                               -------      -------
       Total liabilities and
        stockholders' equity   $48,919      $30,586
                               =======      =======

     Loan Portfolio. The following table presents various categories of loans contained in the Bank's loan portfolio for the fiscal years ended December 31, 2000 and December 31, 1999, and the total amount of all loans for such periods.

                                                 December 31,
                                              In thousands (000)
                                              ------------------

                                                2000       1999
Type of Loan                                   -------   -------
- ------------
Commercial loans                               $25,000   $14,252
Real estate - construction                       7,715     4,464
Real estate - mortgage                           4,419     3,895
Lease financing                                  4,215     3,215
Installment and other loans to individuals       2,305     1,097
                                               -------   -------
         Subtotal                               43,654    26,923
Less: Deferred loan fees and costs                  46        25
Less: Allowance for possible loan losses           585       405
                                               -------   -------
         Total (net of allowance)              $43,023   $26,493
                                               =======   =======

     The following is a presentation of an analysis of maturities of loans as of December 31, 2000:

                                                           In thousands (000)
                                                           ------------------
                                                          Due after
                                              Due in 1      1 Year
                                              Year or     Less than    Due after
Type of Loan                                   Less        5 Years      5 Years     Totals
- ------------                                 ---------    ---------    ---------   -------
Commercial loans                             $18,529       $ 5,429       $  996    $24,954
Real estate - construction                     4,666         2,926          123      7,715
Real estate - mortgage                         2,643         1,346          430      4,419
Installment and other loans to individuals       765           904          636      2,305
Lease financing                                2,843         1,372           --      4,215
                                             -------       -------       ------    -------
              Total                          $29,446       $11,977       $2,185    $43,608
                                             =======       =======       ======    =======

          For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2000:

                                               In thousands (000)
                                               ------------------
                                              Due after 1
                                 Due in 1      Year Less     Due after
Interest Category              Year or Less   than 5 Years    5 Years    Totals
- -----------------              ------------   ------------   ---------   -------
Predetermined interest rate       $ 5,761        $11,514      $2,185     $19,460
Floating interest rate             23,749            399          --      24,148
                                  -------        -------      ------     -------
              Total               $29,510        $11,913      $2,185     $43,608
                                  =======        =======      ======     =======

     Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2000 and 1999 is as follows:

                                                                        (Dollars in Thousands)
                                                                               December 31,
                                                                              2000    1999
                                                                              ----    -----
Nonaccrual loans                                                              $285    $   0
Loans contractually past due ninety days or more as to
      Interest or principal payments and still accruing                       136         0
Restructured Loans                                                              0         0
Loans, now current about which there are serious doubts as to
      the ability of the borrower to comply with loan repayment terms           0         0
Interest income that would have been recorded on nonaccrual
      and restructured loans under original terms                              16         0
Interest income that was recorded on nonaccrual and
      restructured loans                                                        0         0


     As of December 31, 2000, there were no loans classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

      Analysis of the Allowance for Possible Loan Losses

                                               December 31, 2000
                                               -----------------
Balance at beginning of period                      $405,000
Charge-offs:
   Commercial loans                                        0
   Real estate - construction                              0
   Real estate - mortgage                                  0
   Installment and other loans to individuals              0
  Lease financing                                          0
                                                    --------
    Total                                                  0

Recoveries
   Commercial loans                                        0
   Real estate - construction                              0
   Real estate - mortgage                                  0
   Installment and other loans to individuals              0
  Lease financing                                          0
                                                    --------
    Total                                                  0
                                                    --------
Net charge-offs                                            0
Additions charged to operations                      180,000
                                                    --------
Balance at end of period                            $585,000
                                                    ========

Ratio of net charge-offs during the period to
  average loans outstanding during the period              0%
                                                    ========

    Analysis of the Allowance for Possible Loan Losses

                                                December 31, 1999
                                                -----------------
Balance at beginning of period                      $222,000
Charge-offs:
   Commercial loans                                        0
   Real estate - construction                              0
   Real estate - mortgage                                  0
   Installment and other loans to individuals              0
  Lease financing                                          0
                                                    --------
    Total                                                  0

Recoveries
   Commercial loans                                        0
   Real estate - construction                              0
   Real estate - mortgage                                  0
   Installment and other loans to individuals              0
  Lease financing                                          0
                                                    --------
    Total                                                  0
                                                    --------
Net charge-offs                                            0
Additions charged to operations                      183,000
                                                    --------
Balance at end of period                            $405,000
                                                    ========

Ratio of net charge-offs during the period to
  average loans outstanding during the period              0%
                                                    ========

     At December 31, 2000, the allowance for possible loan losses was allocated as follows:

                                                                    Percent of
                                                                   loans in each
                                                                    category to
                                                        Amount      total loans
                                                       --------    -------------
       Commercial loans                                $269,100            57%
       Real estate - construction                        35,100            18%
       Real estate - mortgage                           117,000            10%
       Installment and other loans to individuals       105,300             5%
      Lease financing                                    58,500            10%
      Unallocated                                             0             0%
                                                       --------           ---
            Total                                      $585,000           100%
                                                       ========           ===

     At December 31, 1999, the allowance for possible loan losses was allocated as follows:

                                                                    Percent of
                                                                   loans in each
                                                                    category to
                                                        Amount      total loans
                                                       --------    -------------
       Commercial loans                                $214,650            53%
       Real estate - construction                        68,650            17%
       Real estate - mortgage                            56,700            14%
       Installment and other loans to individuals        16,200             4%
      Lease financing                                    48,800            12%
      Unallocated                                             0             0%
                                                       --------           ---
            Total                                      $405,000           100%
                                                       ========           ===

     Loan Loss Reserve. In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2000, 57% of outstanding loans are in the category of commercial loans, which includes commercial and industrial. Because of the larger average balance, commercial loans are generally considered by management as having greater risk per loan than other categories of loans in the Bank's loan portfolio.

However, over 97% of these commercial loans at December 31, 2000 were made on a secured basis. Management believes that the secured condition of a large portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these types of loans.

     Real estate construction loans were 18% of the Bank's outstanding loans as of December 31, 2000. The Bank's loan policies prohibit the amount of the original real estate construction loan to exceed 80% of the appraised value of the collateral. Generally, these loans are owner-occupied real estate, not leased facilities.

     Real estate mortgage loans constituted 10% of outstanding loan balances at December 31, 2000. All loans in this category represent commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     Lease financings represented 10% of the loan portfolio at December 31, 2000. These leases are generally for income producing commercial equipment, such as heavy machinery used in construction and road building.

     The Bank's consumer loan portfolio constituted 5% of the Bank's outstanding loans at December 31, 2000. At December 31, 2000, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     During 2000, two reviews of the Bank's loan portfolio by an independent firm were conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on a semi-annual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Investments. As of December 31, 2000, net loans comprised approximately 67% of the Bank's assets, investment securities comprised approximately 20% of the Bank's assets and federal funds sold comprised approximately 6% of the Bank's assets.

     The following table presents, for the periods indicated, the book value of the Bank's investments. All securities held at December 31, 2000 and 1999 were categorized as available-for-sale.

                                                            December 31,

Investment Category
- -------------------
                                                           2000       1999
                                                           ----       ----

Available-for-Sale:
- -------------------

Obligations of U.S. Treasury and other U.S. agencies    $12,507,223   $7,530,851
Federal Reserve Bank stock                                  288,000      288,000
Federal Home Loan Bank stock                                200,000      149,800
                                                        -----------   ----------
                 Total                                  $12,995,223   $7,968,651
                                                        ===========   ==========

     The following table indicates, for the fiscal year ended December 31, 2000, the amount of investments due by contractual maturity in (i) one year or less,
(ii) one to five years, (iii) five to ten years, and (iv) over ten years:

Investment Category
- -------------------
                                                               Weighted
                                                            Average Yield
Available-for-Sale:                           Amount             (1)
- -------------------                         -----------     -------------
Obligations of U.S. Treasury
and other U.S. agencies:
       0-1 year                            $ 1,590,106          5.29%
       Over 1 through 5 years                7,783,083          6.92%
       Over 5 through 10 years               2,467,095          7.05%
       Over 10 years                           666,939          6.36%
Federal Reserve Bank stock, no maturity        288,000          6.00%
Federal Home Loan Bank stock, no maturity      200,000          7.00%
                                           -----------
            Total                          $12,995,223          6.72%
                                           ===========          ====

- ------------------
     (1)  The Bank has not invested in any tax-exempt obligations.

     Return on Equity and Assets. Returns on average consolidated assets and average consolidated equity for fiscal years ended December 31, 2000 and December 31, 1999 are presented below.

                                              December 31,
                                            2000       1999
                                          --------------------

Return/(loss) on average assets             0.01%     (2.76%)
Return/(loss) on average equity             0.05%     (0.84%)
Average equity to average assets ratio     18.40%     32.69%
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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2000 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                        After 3
                                       months but      After 6      After 1 year
                            Within 3    within 6     months but    but within 5
                             months     months     within 1 year      years         After 5 years     Totals
                            --------   --------    -------------   ------------     -------------    --------
SELECTED ASSETS
Loans, Net                  $ 25,050   $ 1,606       $ 2,270         $11,912           $2,185       $ 43,023
US Government and agency
 securities                    1,499        --            --           7,874            3,622         12,995
Cash and due from banks        2,422        --            --              --               --          2,422
Fed funds sold                 3,992        --            --              --               --          3,992
                            --------   -------       -------         -------           ------       --------
    Total selected assets   $ 32,963   $ 1,606       $ 2,270         $19,786           $5,807       $ 62,432
                            ========   =======       =======         =======           ======       ========

FUNDING SOURCES
Demand deposits,
 interest-bearing demand
 and savings                $ 12,768   $    --       $    --         $    --           $   --       $ 12,768

Certificates, less than
 $100M                         6,526     4,656         4,994           7,607               --         23,783
Certificates $100M and
 over                          3,044     3,559         2,462           3,347               --         12,412
Other borrowings               1,773        --            --           1,000            3,000          5,773
                            --------   -------       -------         -------           ------       --------
Total funding sources       $ 24,111   $ 8,215       $ 7,456         $11,954           $3,000       $ 54,736
                            ========   =======       =======         =======           ======       ========

Interest-sensitivity gap    $  8,852   $-6,609       $-5,186         $ 7,832           $2,807
Cumulative
 interest-sensitivity gap   $  8,852   $ 2,243       $-2,943         $ 4,889           $7,696
Interest-sensitivity gap
 ratio                        135.60%   -29.30%       -14.20%          16.90%            4.60%
Cumulative
 interest-sensitivity
 gap ratio                    135.60%   106.30%        92.10%          109.0%           113.6%


     As evidenced by the table above, the Company is cumulatively asset sensitive within six months. In a rising interest rate environment, an asset sensitive position (a gap ratio over 100%) is generally more advantageous as earning assets are repriced sooner than the liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap ratio of less than 100%) is generally more advantageous since liabilities are repriced sooner than assets. With respect to the Company, an increase in interest rate would result in higher earnings while a decline in interest rates will reduce income. This, however, assumes that all other factors affecting income remain constant.

     As the Company continues to grow, management will structure its rate sensitivity position to hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a monthly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $14.8 million in 2000. Below are the pertinent liquidity balances and ratios for the periods ended December 31, 2000 and December 31, 1999.

                                                  2000              1999
                                               -----------         ---------
Cash and cash equivalents                      $ 2,421,769         1,056,784
Federal fund sold                              $ 3,991,606         1,990,593
Securities                                     $12,995,223         7,968,651
CDs, over $100,000 to total deposits ratio           25.35%            21.31%
Loan to deposit ratio                                89.06%           100.43%
Brokered deposits                                      N/A               N/A

     At December 31, 2000, large denomination certificates accounted for 25.35% of total deposits compared with 21.31% at December, 31, 1999. Large denomination CDs are generally more volatile than other deposits. As a result, management monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in the Atlanta, Georgia Metropolitan Statistical Area (MSA), the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of this MSA, as outside depositors are more likely to be interest rate sensitive.

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2000, cash and cash equivalents amounted to $6.41 million, representing 9.99% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $1.5 million of the $13.0 million in the Bank's securities portfolio is scheduled to mature in 2001.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2000, the Bank had no brokered deposits in its portfolio.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

     Capital Adequacy. There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

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

     The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMEL 1 by their primary regulator (which includes the Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2%, depending upon risk profiles and other factors.



     The table below illustrates the Bank's and Company's regulatory capital ratios at the December 31, 2000:


                                                                                   Minimum
                                                                                  regulatory
        Bank                                        December 31, 2000             requirement
        ----                                        -----------------            -------------
        Tier 1 Capital                                    19.22%                    4.0%
        Tier 2 Capital                                     1.23%                     --
                                                          -----                     ---
               Total risk-based capital ratio             20.45%                    8.0%
                                                          =====                     ===

        Leverage Ratio                                    15.50%                    4.0%
                                                          =====                     ===

        Company - Consolidated
        ----------------------
        Tier 1 Capital                                    18.21%                    4.0%
        Tier 2 Capital                                     1.23%                     --
                                                          -----                     ---
               Total risk-based capital ratio             19.44%                    8.0%
                                                          =====                     ===

        Leverage ratio                                    14.68%                    4.0%
                                                          =====                     ===

     The above ratios indicate that the capital positions of the Bank and the Company are sound and that both are well positioned for future growth.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, and entity may elect to designate a derivative as follows:
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

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

Michael L. Aldredge, age 48, has served as Operations Manager and Secretary of Squire Inn, Inc., a hotel holding company, since 1990. Mr. Aldredge is also a partner in KAL Jax Hotel, LTD, where he serves as Managing Partner of the Days Inn Jacksonville Beach Resort. Mr. Aldredge is a member of the Loan Committee of the Bank.

C. Dan Alford, age 40, has served as the Chief Financial Officer of Allied Utility Network LLC, a consultant to the utility industry, since February 1998. From 1989 to 1998, Mr. Alford served as the Executive Vice President and Chief Operating Officer of A&C Enercom, Inc., a subsidiary of Virginia Electric Power Company from 1996 to 1997, where he also served as General Manager of National Operations for the Commercial & Industrial Division. Mr. Alford is a member of the Audit and Compensation Committees of the Company and the Audit, Compliance and Community Reinvestment Act Committee of the Bank.

Patricia Rhodes Grimes, age 52, has been retired from SunTrust Service Corporation since 1992. She has extensive banking experience and held various management level positions with SunTrust Service Corporation and Trusco Data Systems, a division of Trust Company of Georgia. Most recently, Ms. Grimes served as Senior Vice President and Manager of the Application Systems Division with SunTrust Service Corporation, a subsidiary of SunTrust Banks, Inc. Ms. Grimes also held positions with Trusco Data Systems, including Group Vice President and Assistant Manager of Systems and Programming, Vice President and Section Manager of Deposits, Financial and Human Resources Systems, Systems Officer and Project Leader of the Demand Deposit System, and programmer/analyst for Deposit Applications. Further, Ms. Grimes has served on the MIS Advisory Board for the University of Georgia. Ms. Grimes is a member of the Audit and Compensation Committees of the Company. She is also Chairman of the Marketing and Technology Committee as well as a member of the Audit, Compliance and Community Reinvestment Act Committee and Executive Committee of the Bank.

William H. Groce, Jr., age 65, is a retired executive from BellSouth Telecommunications. Mr. Groce held various positions at BellSouth Telecommunications throughout his career which began in 1958, including Executive Assistant to the President of BellSouth Telecommunications and Secretary to its Board of Directors from 1988 until his retirement in 1994. Mr. Groce is the Secretary of the Company and Chairman of the Asset/Liability Management Committee of the Bank.

David R. Hink, age 52, has been the Managing Principal of Strategic Solutions Resources, LLC, a strategy development and merger and acquisition consulting firm, since December 1996. In addition, Mr. Hink is Vice Chairman of ENERCOM, Inc., an Internet software company in which he also serves as a director. From 1995 to 1996, Mr. Hink served as President of the MarKit Division of Severn Trent Systems, a software company. From 1993 to 1995, Mr. Hink was employed with A&C Enercom, Inc., where he served as Senior Vice President and was responsible for its corporate development activities and information technology group of companies. Mr. Hink is the Chairman of the Compensation Committee of the Company and a member of the Executive Committee of the Company. He is also a member of the Loan Committee of the Bank.

Mary E. Johnson, age 48, has served as Chief Operating Officer of T. Stephen Johnson & Associates, Inc. ("TSJ&A"), a financial services consulting firm, and its related entities since January 2000. From 1987 until January 2000, Ms. Johnson served as the Controller of TSJ&A. She also serves as a Director and the Corporate Secretary and Treasurer of Brightlane.com, Inc., an Internet "super-site" offering products and services to small business owners. Further, Ms. Johnson serves as a Director and the Corporate Secretary of Directo, Inc., a direct deposit payroll services company that acts as an intermediary between employers and non-banked employees. Ms. Johnson also serves as the Corporate Secretary of TSJ Advisory Group, Inc., a sub-advisor of the Morgan Keegan Select Financial Fund, a banking and financial services fund, since 2000. In addition, Ms. Johnson serves as a Director and the Corporate Secretary of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Ms. Johnson is a member of the Marketing and Technology Committee of the Bank.

Robert W. Johnston, age 49, is a Vice President of TRC Staffing Services, Inc., in Atlanta, Georgia, a position he has held since January 2000. Prior to that time, Mr. Johnston was a consultant to the staffing services industry through his investment in Koala Enterprises, Inc. since 1978. Mr. Johnston is a member of the Marketing Committee and the Operations/Technology Committee of the Bank.

H.N. Padget, Jr., age 45, is the President and Chief Executive Officer of the Company and the Bank. He has been a banker in metropolitan Atlanta for over 20 years and has served in various management positions throughout his career. Mr. Padget most recently served as Executive Vice President of Milton National Bank, Alpharetta, Georgia from 1993 through October of 1997. Mr. Padget is the son of Heber N. Padget, Sr., a director of the Company and the Bank.

Heber N. Padget, Sr., age 69, has been retired since 1991 from the farming business he started in 1962. He owns the Padget Cattle Company and Wauka Chick Company, both farming-related businesses located in Gainesville, Georgia. Mr. Padget is a member of the Asset/Liability Management Committee of the Bank. Mr. Padget is the father of H.N. Padget, Jr., the Company's and the Bank's President and Chief Executive Officer

John A. Pond, age 53, has been the President of Pond & Company, an engineering and architectural services company, since 1987. Mr. Pond holds a professional engineer license as well as a professional land surveyor license. Mr. Pond is Chairman of the Real Estate Committee of the Bank and is a member of the Marketing Committee of the Bank.

Reid W. Simmons, age 53, has been the President of the Orthodontic Division of InfoCure Corporation, a national provider of healthcare practice management software products and services. From 1981 until its purchase by InfoCure Corporation in 1999, Mr. Simmons was the President, founder and co-owner of OMSystems, Inc. (Orthotrac), a leading provider of computer hardware and software for orthodontists. From 1970 until 1981, he held various sales and management positions with NCR Corporation, including Regional Director and National Director of Large Computer Systems. Mr. Simmons is a member of the Audit Committee of the Company and the Marketing and Technology Committee and the Audit, Compliance and Community Reinvestment Act Committees of the Bank.

W. Darrell Sumner, age 52, is the President and co-founder of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Mr. Sumner is a member of the Compensation Committee of the Company and the Loan Committee and Asset/Liability Management Committee of the Bank.

W. David Sweatt, age 53, is the Chairman of the Company and the Bank. From 1996 through 1998, Mr. Sweatt managed personal investments. From 1993 until it was sold in 1996, Mr. Sweatt was a director and the President and Chief Executive Officer of Royal Bankshares of Acadiana, Inc., Lafayette, Louisiana, a registered bank holding company which owned the Bank of Lafayette and Trust Bank of the U.S., a non-depository trust company. Mr. Sweatt simultaneously served as President and Chief Executive Officer of both subsidiaries of the holding company. He is the Chairman of the Loan Committee and the Executive Committee of the Bank.

Other Executive Officers

Steven G. Deaton, age 38, was named Senior Lending Officer, Executive Vice President of the Bank in August 2000. From June 1991 through July 2000, Mr. Deaton held numerous management positions with SouthTrust Bank of Georgia, most recently serving as Senior Vice President and Credit Administrator.

Danny F. Dukes, age 40, was named Chief Financial Officer of the Company and Senior Vice President of the Bank and Controller of the Bank in January, 2000. Mr. Dukes is also Assistant Secretary of the Company and the Bank. From March 1997 until December 1998, Mr. Dukes served as Vice President and Chief Financial Officer of First Community Bancorp and First Community Bank & Trust in Cartersville, Georgia. From March 1994 until March 1997, Mr. Dukes served as Chief Financial Officer of Georgia Federal Credit Union, Atlanta, Georgia.

     There are no family relationships between any of the directors or executive officers of the Company or the Bank, except that H.N. Padget, Jr., is the son of Heber N. Padget, Sr.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, and related regulations of the Securities and Exchange Commission ("SEC"), require the Company's executive officers and directors, and certain persons who own 10% or more of Company common stock, to file with the SEC reports of their ownership of Company common stock. The regulations also require these persons to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during 2000 all filing requirements applicable to such persons have been met except that directors Michael L. Aldredge, C. Dan Alford and Heber N. Padget, Sr. as well as Chief Financial Officer Danny F. Dukes each inadvertently failed to timely file a Form 4, Statement of Changes in Beneficial Ownership of Securities. Additionally, Steven G. Deaton, Senior Lending Officer and Executive Vice President of the Bank, inadvertently failed to timely file a form 3, Initial Statement of Beneficial Ownership of Securities. Moreover, due to a record keeping error, Mr. Deaton's Form 3 failed to indicate that he received 4,000 options subject to various vesting schedules. A Form 4 will be filed to reflect such options.

Item 10.  Executive Compensation

     The following table sets forth a summary of the compensation paid to or accrued on behalf of the Company's Chief Executive Officer and the Bank's Executive Vice President during the last three fiscal years. No other executive officer of the Company or the Bank received annual salary and bonus in excess of $100,000 during the last fiscal year.

                                                                                                        Long Term
                                                                                                   Compensation Awards
                                                                                                   -------------------
                                                                                                      Securities
                                                                          Annual                      Underlying
                                                                     Compensation(1)                    Options
                                               Fiscal         ------------------------------       -------------------
Name and Principal Position                     Year          Salary ($)           Bonus ($)              (#)
- -------------------------------------          ------         ----------           ---------       -------------------
H.N. Padget, Jr.                                 2000           126,302                  --                    --
President and Chief Executive Officer            1999           125,000                  --                 6,000(2)
                                                 1998            20,833              10,000                35,000(3)

Steven G. Deaton                                 2000            43,996(4)            5,000                 4,000(5)
Executive Vice President of the Bank

  -------------------
  (1) All cash compensation was paid by the Bank.
  (2) Consists of grant of non-qualified stock option for 6,000 shares of Company common stock.
  (3) Consists of grants of performance-based incentive stock options for 30,000 shares of Company common stock, and an incentive stock option for 5,000 shares of Company common stock.
  (4) First day of employment was August 14, 2000. Annualized salary is $115,000.
  (5) Consists of grant of performance-based incentive stock option for 3,000 shares of Company common stock and non-qualified stock option for 1,000 shares of Company common stock.


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

Stock Option Plans

1998 Incentive Stock Option Plan

     On May 20, 1998, the Company's Board of Directors and initial shareholders adopted an Incentive Stock Option Plan (the "Incentive Plan") to promote equity ownership of the Company by key senior officers, key officers and other key employees of the Company and the Bank. The Incentive Plan was amended by the shareholders of the Company at a Special Meeting held on November 25, 1998 to increase the number of shares reserved thereunder from 60,000 to 115,000. The Incentive Plan provides for the grant of options at the discretion of the Company's Compensation Committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Company's common stock) of the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Incentive Plan. Stock options granted pursuant to the Incentive Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or until the expiration of 90 days (or such lesser period as the Compensation Committee may determine) from the date on which the person to whom they were granted ceases to be employed by the Company or the Bank. As of March 30, 2001, an aggregate of 88,000 shares of Company common stock had been granted under the Incentive Plan.

1998 Non Qualified Stock Option Plan

     On August 19, 1998, the Company's Board of Directors amended and restated the Company's 1998 Non Qualified Stock Option Plan (the "Non Qualified Plan"). On November 25, 1998, the Company's shareholders approved the amended and restated Non Qualified Plan. The purpose of the Non Qualified Plan is to attract, retain and compensate key personnel and directors of the Company and the Bank. There are 185,000 shares of Company common stock reserved under the Non Qualified Plan. The Non Qualified Plan is administered by the Company's Board of Directors. The option exercise price of options granted under the Non Qualified Plan is the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Non Qualified Plan. Stock options granted pursuant to the Non Qualified Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or such lesser period as the Company's Board of Directors may determine. As of March 30, 2001, an aggregate of 177,000 shares of Company common stock had been granted under the Non Qualified Plan.

     The following table sets forth certain information regarding the grant of stock options in 2000 to the officers named in the foregoing executive compensation table and the value of options held by each of them at the end of such fiscal year.

                       Option Grants in Last Fiscal Year

                               Individual Grants

                                             % of Total
                   Number of Securities    Options Granted      Exercise or
                    Underlying Options     to Employees in       Base Price   Expiration
Name                    Granted (#)          Fiscal Year           ($/Sh)        Date
- ----               --------------------    ----------------     ------------  ----------
H.N. Padget, Jr.               0                00.00%              $0.00          --
Steven Deaton              3,000                18.75%              $7.13      12/2010
                           1,000                 6.25%              $7.12      12/2010

     The following table sets forth certain information regarding the exercise of stock options in the 2000 by the person named in the Summary Compensation Table and the value of options held by such person at the end of such fiscal year.


                              Number of Securities            Value of Unexercised
                             Underlying Unexercised           In-the-Money Options
                            Options at FY-End (#)(1)            at FY-End ($)(1)

         Name              Exercisable/Unexercisable        Exercisable/Unexercisable
         ----            ------------------------------  -------------------------------
H.N. Padget, Jr.                20,334/20,666                        0/0
Steven Deaton                         0/4,000                        0/0


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

     In addition to his services as a director, W. David Sweatt regularly assists the Company and the Bank on a weekly basis. Mr. Sweatt works closely with the executive management teams of the Company and the Bank to develop, among other things, performance initiatives and long range planning goals. In connection with these services rendered, during the 2000 fiscal year, Mr. Sweatt was paid an aggregate of $50,000 and was provided with normal employee benefits, including health insurance and office expense reimbursement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership, as of March 15, 2001, of shares of Company common stock by
(i) each person known by the Company to be the beneficial owner of more than 5% of the Company's issued and outstanding common stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers of the Company as a group. Except as noted below, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.

                                         Amount and
                                          Nature of
                                         Beneficial         Percent of
Name of Beneficial Owner               Ownership(1)(2)        Class
- -----------------------------------    ---------------      ----------
Michael L. Aldredge                      17,666(3)            1.66%
C. Dan Alford                            17,666(4)            1.66%
Patricia R. Grimes                       20,833(5)            1.95%
William H. Groce, Jr.                    38,000(6)            3.55%
David R. Hink                            25,000(7)            2.34%
Mary E. Johnson                          20,833(8)            1.95%
Robert W. Johnston                       16,666(9)            1.56%
Heber N. Padget, Sr.                     46,333(10)           4.31%

H.N. Padget, Jr.                         67,400(11)           6.17%
John A. Pond                             25,000(12)           2.33%
Reid W. Simmons                          20,833(13)           1.95%
W. Darrell Sumner                        20,141(14)           1.89%
W. David Sweatt                         153,933(15)          13.90%
Steven G. Deaton                            500                 *
Danny F. Dukes                            3,766(16)             *
                                        -------
All directors and executive
  officers as a group (15 persons)      494,570              39.89%
                                        =======
- ------------
 *   Represents holdings of less than 1%.
(1) The information contained in this table with respect to Company common stock ownership reflects "beneficial ownership" as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Information with respect to beneficial ownership is based upon information furnished by each owner.
(2) With respect to certain of the individual executive officers listed in the table and the aggregate number of shares held by the directors and executive officers as a group, the number of shares indicated includes shares of Company common stock that the individual has the right to acquire on or before May 14, 2001 (60 days from March 5, 2001), through the exercise of options granted under the Company's 1998 Incentive Stock Option Plan. Under the SEC's rules, a person is also deemed to be the beneficial owner of any securities owned by such person's spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.
(3) Includes 1,000 shares held by Mr. Aldredge as custodian for his minor children. Also includes 6,666 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(4) Includes 6,666 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(5) Includes 8,333 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(6) Includes 10,000 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(7) Includes 10,000 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(8) Includes 8,333 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(9) Includes 6,666 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(10) Includes 900 shares held by Mr. Padget's spouse and an aggregate of 6,000 shares held by Mr. Padget and his spouse as custodians for their grandchildren. Mr. Padget shares investment and voting power over such shares with his spouse. Also includes 15,000 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001
(11) Includes an aggregate of 6,000 shares held by Mr. Padget's children, as to which Mr. Padget disclaims beneficial ownership and 33,333 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 15, 2001.
(12) Includes an aggregate of 3,000 shares held by Mr. Pond's children. Also includes 10,000 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(13) Includes 12,400 shares held by Simmons Investments, L.P., of which Mr. Simmons is a general partner. Includes 8,333 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(14) Includes 6,666 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.
(15) Includes 15,000 shares held by Mr. Sweatt's spouse and an aggregate of 10,000 shares held by Mr. Sweatt's spouse as custodian for their minor children, as to which Mr. Sweatt shares voting and investment power with his spouse. Also includes 48,333 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 15, 2001.
(16) Includes 2,166 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 15, 2001.

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

Exhibit   Description
- -------   -----------

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

10.4 Amended and Restated CNB Holdings, Inc. 1998 Incentive Stock Option Plan (Incorporated herein by reference to Annex B of the Company's Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))

10.5 Amended and Restated CNB Holdings, Inc. 1998 Non-Qualified Stock Option Plan (Incorporated herein by reference to Annex A of the Company's Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))

18.0 Letter On Change In Accounting Principles (Incorporated herein by reference to the exhibit of the same number of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (Commission File No. 0-23991))

21.1 Subsidiary of CNB Holdings, Inc. (Incorporated herein by reference to the exhibit of the same number of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-23991))

     (b)  Reports on Form 8-K. No reports on Form 8-K were required to be filed
          -------------------
by the Company during the fourth quarter of 2000.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CNB HOLDINGS, INC.

Dated:  March 30, 2001                By:  /s/ H. N. Padget, Jr.
                                           -----------------------------------
                                           H. N. Padget, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  March 30, 2001                By:  /s/ Danny F. Dukes
                                           -----------------------------------
                                           Danny F. Dukes
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

            Name and Title                                 Date
            --------------                                 ----


- --------------------------------------------
W. David Sweatt, Chairman of the Board of
 Directors


- --------------------------------------------
Michael L. Aldredge, Director


  /s/ C. Dan Alford                                      March 29, 2001
- --------------------------------------------
C. Dan Alford, Director


  /s/ Patricia R. Grimes                                 March 29, 2001
- --------------------------------------------
Patricia R. Grimes, Director

  /s/ William H. Groce, Jr.                              March 29, 2001
- --------------------------------------------
William H. Groce, Jr., Secretary and Director


- --------------------------------------------
David R. Hink, Director


- --------------------------------------------
Mary E. Johnson, Director


  /s/ Robert W. Johnston                                 March 29, 2001
- --------------------------------------------
Robert W. Johnston, Director


  /s/ Heber N. Padget, Sr.                               March 29, 2001
- --------------------------------------------
Heber N. Padget, Sr., Director


- --------------------------------------------
John A. Pond, Director


- --------------------------------------------
Reid W. Simmons, Director


  /s/ W. Darrell Sumner                                  March 29, 2001
- --------------------------------------------
W. Darrell Sumner, Director


  /s/ H.N. Padget, Jr.                                   March 29, 2001
- ---------------------------------------------
H.N. Padget, Jr., President, Chief Executive
 Officer and Director
(Principal Executive Officer)

  /s/ Danny F. Dukes                                     March 29, 2001
- --------------------------------------------
Danny F. Dukes, Chief Financial Officer
 (Principal Accounting Officer)

                              CNB HOLDINGS, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 2000

                       CNB HOLDINGS, INC. AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 2000



                               TABLE OF CONTENTS
                               -----------------

                                                             Page
                                                             ----

INDEPENDENT AUDITOR'S REPORT..............................    F-1

FINANCIAL STATEMENTS

  Consolidated balance sheets.............................    F-2
  Consolidated statements of operations...................    F-3
  Consolidated statements of comprehensive income (loss)..    F-4
  Consolidated statements of stockholders' equity.........    F-5
  Consolidated statements of cash flows...................    F-6
  Notes to consolidated financial statements..............    F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
CNB Holdings, Inc. and Subsidiary
Alpharetta, Georgia


          We have audited the accompanying consolidated balance sheets of CNB Holdings, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Holdings, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                         /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
February 23, 2001

                       CNB HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

                          Assets                                                                2000                        1999
                          ------                                                           ------------                 -----------
Cash and due from banks                                                                     $ 2,421,769                 $ 1,056,784
Interest-bearing deposits in banks                                                            3,991,606                   1,990,593
Securities available-for-sale                                                                12,995,223                   7,968,651

Loans                                                                                        43,607,547                  26,897,806
Less allowance for loan losses                                                                  585,000                     405,000
                                                                                            -----------                 -----------
          Loans, net                                                                         43,022,547                  26,492,806
                                                                                            -----------                 -----------
Premises and equipment                                                                          693,008                     493,302
Other assets                                                                                  1,072,649                     344,136
                                                                                            -----------                 -----------
          Total assets                                                                      $64,196,802                 $38,346,272
                                                                                            ===========                 ===========

               Liabilities and Stockholders' Equity
               ------------------------------------

Deposits
    Noninterest-bearing                                                                     $ 5,811,525                 $ 3,061,875
    Interest-bearing                                                                         43,152,260                  23,720,774
                                                                                            -----------                 -----------
          Total deposits                                                                     48,963,785                  26,782,649
Federal funds purchased                                                                       1,278,097                           -
Other borrowings                                                                              4,494,500                   2,000,000
Other liabilities                                                                               750,615                     272,985
                                                                                            -----------                 -----------
          Total liabilities                                                                  55,486,997                  29,055,634
                                                                                            -----------                 -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, no par value; 10,000,000 shares
        authorized; no shares issued and outstanding                                                  -                           -
    Common stock, par value $1.00; 10,000,000 shares
        authorized; 1,235,000 issued                                                          1,235,000                   1,235,000
    Capital surplus                                                                          10,170,283                  10,170,283
    Accumulated deficit                                                                        (788,954)                   (793,577)
    Treasury stock, 2000, 235,000 shares;  1999, 139,472 shares                              (1,967,756)                 (1,235,326)
    Accumulated other comprehensive income (loss)                                                61,232                     (85,742)
                                                                                            -----------                 -----------
          Total stockholders' equity                                                          8,709,805                   9,290,638
                                                                                            -----------                 -----------
          Total liabilities and stockholders' equity                                        $64,196,802                 $38,346,272
                                                                                            ===========                 ===========

See Notes to Consolidated Financial Statements.

                       CNB HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                 2000                      1999
                                                                                              ----------               -----------
Interest income
    Loans                                                                                     $3,885,288                $2,101,334
    Taxable securities                                                                           603,687                   380,283
    Deposits in banks                                                                            129,112                   107,395
                                                                                              ----------                ----------
          Total interest income                                                                4,618,087                 2,589,012
                                                                                              ----------                ----------

Interest expense
    Deposits                                                                                   1,997,602                   865,745
    Federal funds purchased and other borrowings                                                 150,826                    36,475
                                                                                              ----------                ----------
          Total interest expense                                                               2,148,428                   902,220
                                                                                              ----------                ----------

          Net interest income                                                                  2,469,659                 1,686,792
Provision for loan losses                                                                        180,000                   183,000
                                                                                              ----------                ----------
          Net interest income after provision for loan losses                                  2,289,659                 1,503,792
                                                                                              ----------                ----------

Other income
    Service charges on deposit accounts                                                           40,384                    37,225
    Gains on sale of loans                                                                       209,050                   149,426
    Other operating income                                                                        65,781                   121,533
                                                                                              ----------                ----------
          Total other income                                                                     315,215                   308,184
                                                                                              ----------                ----------

Other expenses
    Salaries and employee benefits                                                             1,372,958                   986,854
    Equipment and occupancy expenses                                                             454,301                   249,930
    Net realized losses on sales of securities available-for-sale                                      -                     1,635
    Other operating expenses                                                                     772,992                   657,845
                                                                                              ----------                ----------
          Total other expenses                                                                 2,600,251                 1,896,264
                                                                                              ----------                ----------
          Income (loss) before income taxes                                                        4,623                   (84,288)

Income taxes                                                                                           -                         -
                                                                                              ----------                ----------
          Net  income (loss)                                                                  $    4,623                $  (84,288)
                                                                                              ==========                ==========
Basic and diluted earnings (losses) per share                                                 $     0.01                $    (0.07)
                                                                                              ==========                ==========

See Notes to Consolidated Financial Statements.



                                              CNB HOLDINGS, INC. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                            YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                    2000             1999
                                                                                  --------        ---------
Net income (loss)                                                                 $  4,623        $ (84,288)
                                                                                  --------        ---------
Other comprehensive income (loss):

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized holding gains (losses) arising during period,
            net of tax (benefits) of $78,375 and $(54,486), respectively           146,974          (96,051)

         Reclassification adjustment for losses realized
             in net loss, net of tax of  $589                                            -            1,046
                                                                                  --------        ---------
Other comprehensive income (loss)                                                  146,974          (95,005)
                                                                                  --------        ---------
Comprehensive income (loss)                                                       $151,597        $(179,293)
                                                                                  ========        =========


See Notes to Consolidated Financial Statements.

                                                            CNB HOLDINGS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                         Accumulated
                                      Common Stock                                    Treasury Stock         Other        Total
                                ----------------------     Capital    Accumulated  --------------------- Comprehensive Stockholders'
                                 Shares     Par Value      Surplus     Deficit      Shares       Cost    Income (Loss)     Equity
                                ---------   ----------   ----------- ------------  -------   ----------- ------------- -----------
Balance, December 31, 1998      1,235,000   $1,235,000   $10,170,283   $(709,289)         -   $         -   $  9,263   $10,705,257
    Net loss                            -            -             -     (84,288)         -             -          -       (84,288)
    Purchase of treasury stock          -            -             -           -    139,472    (1,235,326)         -    (1,235,326)
    Other comprehensive loss            -            -             -           -          -             -    (95,005)      (95,005)
                                ---------   ----------   -----------   ---------    -------   -----------   --------   -----------
Balance, December 31, 1999      1,235,000    1,235,000    10,170,283    (793,577)   139,472    (1,235,326)   (85,742)    9,290,638
    Net income                          -            -             -       4,623          -             -          -         4,623
    Purchase of treasury stock          -            -             -           -     95,528      (732,430)         -      (732,430)
    Other comprehensive income          -            -             -           -          -             -    146,974       146,974
                                ---------   ----------   -----------   ---------    -------   -----------   --------   -----------
Balance, December 31, 2000      1,235,000   $1,235,000   $10,170,283   $(788,954)   235,000   $(1,967,756)  $ 61,232   $ 8,709,805
                                =========   ==========   ===========   =========    =======   ===========   ========   ===========




See Notes to Consolidated Financial Statements.

                                                 CNB HOLDINGS, INC. AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                    2000                1999
                                                                                -----------         ------------
OPERATING ACTIVITIES
    Net income (loss)                                                           $     4,623         $    (84,288)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Net amortization (accretion) of securities                                   (1,334)              13,122
        Depreciation                                                                177,696              129,348
        Provision for loan losses                                                   180,000              183,000
        Net realized losses on sales of securities available-for-sale                     -                1,635
        Gains on sale of loans                                                     (209,050)            (149,426)
        Increase in interest receivable                                            (251,503)             (71,174)
        Increase in interest payable                                                498,427               91,340
        Other operating activities                                                 (576,182)             123,522
                                                                                -----------         ------------

              Net cash provided by (used in) operating activities                  (177,323)             237,079
                                                                                -----------         ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                   (6,801,409)          (5,086,213)
    Proceeds from sales of securities available-for-sale                                  -            2,505,078
    Proceeds from maturities of securities available-for-sale                     2,001,520              490,695
    Proceeds from sale of loans                                                   2,113,190            3,053,227
    Net increase in loans                                                        18,613,881)         (14,969,624)
    Purchase of premises and equipment                                             (377,402)            (152,127)
                                                                                -----------         ------------

              Net cash used in investing activities                              21,677,982)         (14,158,964)
                                                                                -----------         ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                     22,181,136           14,771,406
    Net increase in federal funds purchased                                       1,278,097                    -
    Proceeds from other borrowings                                                2,494,500            2,000,000
    Purchase of treasury stock                                                     (732,430)          (1,235,326)
                                                                                -----------         ------------

              Net cash provided by financing activities                          25,221,303           15,536,080
                                                                                -----------         ------------

Net increase in cash and cash equivalents                                         3,365,998            1,614,195

Cash and cash equivalents at beginning of year                                    3,047,377            1,433,182
                                                                                -----------         ------------

Cash and cash equivalents at end of year                                        $ 6,413,375         $  3,047,377
                                                                                ===========         ============

SUPPLEMENTAL DISCLOSURE
        Cash paid for interest                                                  $ 1,650,001         $    810,880






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

         Basis of Presentation

           The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

         Cash Equivalents

           For purposes of reporting cash flows, the Company considers cash, due from banks and interest-bearing deposits in banks as cash equivalents.

           The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         Securities

           Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

           Interest and dividends, amortization of premiums and accretion of discounts are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Loans

           Loans are reported at their outstanding unpaid principal balances less deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the unpaid balance.

           Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans.

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

           The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

           The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

           A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

         Premises and Equipment

           Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Transfers of Financial Assets and Sale of Loans

           Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

         Income Taxes

           Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Earnings (Losses) Per Share

           Basic earnings (losses) per share are computed by dividing net income
           (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares outstanding consist of stock options.

         Stock Compensation Plans

           Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Comprehensive Income

           Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         Recent Developments

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
           (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.


NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                    Gross        Gross
                                     Amortized    Unrealized   Unrealized       Fair
                                       Cost         Gains        Losses         Value
                                     ---------    ----------   ----------     --------
Securities Available-for-Sale
 December 31, 2000:
 U. S. Government and agency
  securities                         $ 8,958,559    $ 75,955      $(1,384)    $ 9,033,130
 Mortgage-backed securities            3,457,287      25,345       (8,539)      3,474,093
 Restricted equity securities            488,000           -            -         488,000
                                     -----------    --------      -------     -----------
                                     $12,903,846    $101,300      $(9,923)    $12,995,223
                                     ===========    ========      =======     ===========
 December 31, 1999:
 U. S. Government and agency
  securities                         $ 4,998,364    $      -     $(63,842)    $ 4,934,522
 Mortgage-backed securities            2,666,459           -      (70,130)      2,596,329
 Restricted equity securities            437,800           -            -         437,800
                                     -----------    --------    ---------     -----------
                                     $ 8,102,623    $      -    $(133,972)    $ 7,968,651
                                     ===========    ========    =========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                               Securities
                                           Available-for-Sale
                                      ---------------------------
                                        Amortized        Fair
                                          Cost           Value
                                      ------------    -----------
         Due in one year or less       $ 1,498,729    $ 1,497,814
         Due from one to five years      4,992,735      5,060,321
         Due from five to ten years      2,467,095      2,474,995
         Mortgage-backed securities      3,457,287      3,474,093
                                       -----------    -----------
                                       $12,415,846    $12,507,223
                                       ===========    ===========

         Securities with a carrying value of $6,609,000 and $3,015,000 at December 31, 2000 and 1999, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law.

         Gross gains and losses on sales of securities available-for-sale consist of the following:

                                           Years Ended
                                           December 31,
                                         ----------------
                                          2000     1999
                                         -------  -------
         Gross gains                     $     -  $ 2,162
         Gross losses                              (3,797)
                                         -------  -------
         Net realized losses             $     -  $(1,635)
                                         =======  =======

NOTE 3.  LOANS

         The composition of loans is summarized as follows:

                                                    Years Ended
                                                    December 31,
                                             ---------------------------
                                                2000            1999
                                             -----------     -----------
         Commercial                          $25,000,118     $14,252,353
         Commercial lease financing            4,214,488       3,214,974
         Real estate - construction            7,715,036       4,464,110
         Real estate - mortgage                4,419,021       3,895,097
         Consumer installment and other        2,305,011       1,096,007
                                             -----------     -----------
                                              43,653,674      26,922,541
         Deferred loan fees and costs            (46,127)        (24,735)
         Allowance for loan losses              (585,000)       (405,000)
                                             -----------     -----------
         Loans, net                          $43,022,547     $26,492,806
                                             ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Changes in the allowance for loan losses are as follows:


                                                    Years Ended December 31,
                                                    ------------------------
                                                        2000        1999
                                                    -----------  -----------


         Balance, beginning of year                   $405,000   $222,000
         Provision for loan losses                     180,000    183,000
         Loans charged off                                   -          -
         Recoveries of loans previously charged off          -          -
                                                      --------   --------
         Balance, end of year                         $585,000   $405,000
                                                      ========   ========

         The total recorded investment in impaired loans was $321,076 and $ --at December 31, 2000 and 1999, respectively. There were no impaired loans that had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2000 and 1999. The average recorded investment in impaired loans for 2000 and 1999 was $124,444 and $ --, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2000 and 1999.

         In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:


         Balance, beginning of year            $   957,317
           Advances                              1,860,274
           Repayments                           (2,097,252)
                                               -----------
         Balance, end of year                  $   720,339
                                               ===========


NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                              Years Ended
                                               December 31,
                                        -------------------------
                                          2000            1999
                                        -------------------------
         Leasehold improvements         $  160,065     $   85,562
         Equipment                         894,858        591,959
                                        ----------     ----------
                                         1,054,923        677,521
         Accumulated depreciation         (361,915)      (184,219)
                                        ----------     ----------
                                        $  693,008     $  493,302
                                        ==========     ==========

         The Company currently operates out of offices in facilities pursuant to operating leases with monthly rentals totaling $17,553. Rental expense was $204,662 and $78,237 for the years ended December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The future minimum lease payments under the operating leases at December 31, 2000 are as follows:

         2001                                  $210,620
         2002                                   214,451
         2003                                   192,776
         2004                                   158,113
         2005                                    19,836
                                               --------
                                               $795,796
                                               ========

NOTE 5.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $12,411,858 and $5,708,543,
         respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

         2001                                  $25,240,351
         2002                                    4,797,413
         2003                                      898,991
         2004                                      754,468
         2005                                    4,504,087
                                               -----------
                                               $36,195,310
                                               ===========

NOTE 6.  OTHER BORROWINGS

         Other borrowings consist of the following:

                                                                                               December 31,
                                                                                        ------------------------
                                                                                           2000          1999
                                                                                        ----------   -----------
         $2,000,000 line of credit from bank with interest at prime minus 0.75%
           (8.75% at December 31, 2000), due February 28, 2003, collateralized
           by common stock of the Bank                                                  $  494,500    $        -
         Advance from Federal Home Loan Bank with interest at 5.92%
           until March 17, 2001, when the rate may be converted to the three month LIBOR, due March 17, 2010, collateralized
           by securities                                                                 1,000,000             -
         Advance from Federal Home Loan Bank with interest at 5.05%
           until December 15, 2001, when the rate may be converted to the three month LIBOR, due December 15, 2010, collateralized
           by securities                                                                 2,000,000             -
         Advance from Federal Home Loan Bank, fixed rate of interest
           at 5.01%, due April 22, 2004, collateralized by securities                    1,000,000     1,000,000
         Advance from Federal Home Loan Bank, variable rate of
           interest (4.55% at December 31, 1999), due December 21,
           2000, collateralized by securities                                                    -     1,000,000
                                                                                        -----------   ----------
                                                                                        $ 4,494,500   $2,000,000
                                                                                        ===========   ==========

         The line of credit has various covenants related to the allowance for loan losses and profitability of the Bank. As of December 31, 2000, the Company was in compliance with all covenants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense amounted to $15,290 and $7,702 for the years ended December 31, 2000 and 1999, respectively.


NOTE 8.  STOCK OPTIONS

         The Company has incentive and nonqualified stock option plans with common stock reserved for key employees and directors. At December 31, 2000, the Company had 14,668 shares of its authorized but unissued common stock reserved for future grants under the stock option plans. Option prices under these plans must equal at least the fair value of the Company's common stock on the date of grant. If the optionee owns more than 10% of the Company's common stock, the option price must equal at least 110% of the fair value of the Company's common stock on the date of grant. The options vest over time periods determined by the Board of Directors and expire ten years from date of grant. Other pertinent information related to the options is as follows:


                                                       Years Ended December 31,
                                             --------------------------------------------
                                                      2000                1999
                                             --------------------------------------------
                                                         Weighted-               Weighted-
                                                         Average                 Average
                                                         Exercise                Exercise
                                              Number      Price       Number      Price
                                             --------------------------------------------
         Under option, beginning of year       271,167   $   9.85     250,500   $  10.00
           Granted                              16,000       7.16      23,000       8.23
           Exercised                                 -          -           -          -
           Terminated                           (1,835)     10.00      (2,333)     10.00
                                             ---------             ----------
         Under option, end of year             285,332       9.71     271,167       9.85
                                             =========             ==========

         Exercisable, end of year              165,499       9.92      90,333      10.00
                                             =========             ==========

         Weighted-average fair value of
           options granted during the year   $    4.06             $     4.95
                                             =========             ==========


                                 Options Outstanding                  Options Exercisable
                            -------------------------------------  --------------------------
                                           Weighted-
                                            Average      Weighted-                  Weighted-
                                           Remaining      Average                    Average
             Range of          Number     Contractual     Exercise       Number      Exercise
         Exercise Prices    Outstanding     Life           Price       Exercisable    Price
         ---------------    -----------   -----------    ----------    -----------  ---------
         $6.63 - $10.00       285,332       8 years        $  9.71       165,499      $  9.92
                              =======                                    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company applies Opinion 25 and related Interpretations in accounting for the stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income (loss) and earnings (losses) per share would have been adjusted to the pro forma amounts indicated below.

                                                        Years Ended December 31,
                                                        ------------------------
                                                          2000          1999
                                                        ------------------------
         Net income (loss)               As reported    $   4,623     $ (84,288)
                                         Pro forma      $(280,375)    $(248,269)

         Earnings (losses) per share     As reported    $    0.01     $   (0.07)
                                         Pro forma      $   (0.27)    $   (0.29)

         Earnings (losses) per share -   As reported    $    0.01     $   (0.07)
           assuming dilution             Pro forma      $   (0.27)    $   (0.29)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                        Years Ended December 31,
                                        -------------------------
                                            2000         1999
                                        -----------  ------------

         Dividend yield                          0%           0%
         Expected life                    10 years     10 years
         Expected volatility                    31%          34%
         Risk-free interest rate              6.23%        6.77%


NOTE 9.  INCOME TAXES

         Income tax expense consists of the following:

                                        Years Ended December 31,
                                        ------------------------
                                            2000         1999
                                        ----------   -----------
         Current                        $   69,379   $   38,838
         Deferred                          (65,264)     (35,962)
         Change in valuation allowance      (4,115)      (2,876)
                                        ----------   ----------
           Income tax expense           $        -   $        -
                                        ==========   ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                          Years Ended December 31,
                                                  --------------------------------------
                                                        2000                1999
                                                  --------------------------------------
                                                  Amount    Percent    Amount    Percent
                                                  ------    -------    ------    -------
         Income taxes at statutory rate           $ 1,572      34 %   $(28,658)    (34)%
           Change in valuation allowance           (4,115)    (89)      (2,876)     (3)
           Change in rate assumptions                   -       -       27,845      33
           Nondeductible expenses                   2,543      55        3,689       4
                                                  -------     ---     --------     ---
         Income tax expense                       $     -       - %   $      -       - %
                                                  =======     ===     ========     ===

         The components of deferred income taxes are as follows:

                                                           December 31,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
         Deferred tax assets:
           Loan loss reserves                         $177,849     $116,649
           Deferred loan fees and costs                 15,683        8,410
           Deferred organization costs                  18,813       28,220
           Net operating loss carryforward              51,582      120,961
           Other                                         3,037        1,807
           Securities available-for-sale                     -       48,230
                                                      --------     --------
                                                       266,964      324,277
                                                      --------     --------

         Deferred tax liabilities:
           Depreciation                                  8,111       13,079
           Securities available-for-sale                30,145            -
                                                      --------     --------
                                                        38,256       13,079
                                                      --------     --------

         Valuation allowance                           258,853      262,968
                                                      --------     --------
         Net deferred tax assets (liabilities)        $(30,145)    $ 48,230
                                                      ========     ========

         At December 31, 2000, the Company has available net operating loss carryforwards of approximately $151,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2018.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. EARNINGS (LOSSES) PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.


                                                             Years Ended December 31,
                                                             ------------------------
                                                                2000          1999
                                                             ----------    ----------
         Basic Earnings (Losses) Per Share:
           Weighted average common shares outstanding         1,030,256     1,163,945
                                                             ==========    ==========

           Net income (loss)                                 $    4,623    $  (84,288)
                                                             ==========    ==========

           Basic earnings (losses) per share                 $     0.01    $    (0.07)
                                                             ==========    ==========

         Diluted Earnings Per Share:
           Weighted average common shares outstanding         1,030,256     1,163,945
           Net effect of the assumed exercise of stock
             options based on the treasury stock method
             using average market prices for the year                 -             -
                                                             ----------    ----------
           Total weighted average common shares and
             common stock equivalents outstanding             1,030,256     1,163,945
                                                             ==========    ==========

           Net income (loss)                                 $    4,623    $  (84,288)
                                                             ==========    ==========

           Diluted earnings per share                        $     0.01    $    (0.07)
                                                             ==========    ==========


NOTE 11. COMMITMENTS AND CONTINGENCIES

         The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                           December 31,
                                                    -------------------------
                                                        2000          1999
                                                    -----------    ----------
         Commitments to extend credit               $11,039,000    $7,125,000
         Standby letters of credit                      202,000       139,500
                                                    -----------    ----------
                                                    $11,241,000    $7,264,500
                                                    ===========    ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 12. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Fulton County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

         Ninety-five percent of the Company's loan portfolio is concentrated in commercial loans and loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market areas.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of statutory capital, or approximately $1,458,000.


NOTE 13. Regulatory Matters

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, no amounts were available for dividend declaration without regulatory approval.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                      To Be Well
                                                                   For Capital     Capitalized Under
                                                                     Adequacy      Prompt Corrective
                                                    Actual           Purposes      Action Provisions
                                              ----------------  -----------------  -----------------
                                                Amount   Ratio    Amount   Ratio    Amount    Ratio
                                              --------   -----  --------   ------  --------  -------
    As of December 31, 2000:                                 (Dollars in Thousands)
                                              ------------------------------------------------------
    Total Capital to Risk Weighted Assets
      Consolidated                             $9,234   19.44%   $3,801   8.00%     $  N/A      N/A
      Bank                                     $9,717   20.45%   $3,801   8.00%     $4,751    10.00%
    Tier I Capital to Risk Weighted Assets
      Consolidated                             $8,649   18.21%   $1,901   4.00%     $  N/A      N/A
      Bank                                     $9,132   19.22%   $1,901   4.00%     $2,851     6.00%
    Tier I Capital to Average Assets
      Consolidated                             $8,649   14.68%   $2,357   4.00%     $  N/A      N/A
      Bank                                     $9,132   15.50%   $2,357   4.00%     $2,946     5.00%

    As of December 31, 1999:
    Total Capital to Risk Weighted Assets
      Consolidated                             $9,711   36.25%   $2,144   8.00%     $  N/A      N/A
      Bank                                     $9,346   34.89%   $2,144   8.00%     $2,679    10.00%
    Tier I Capital to Risk Weighted Assets
      Consolidated                             $9,376   35.00%   $1,072   4.00%     $  N/A      N/A
      Bank                                     $9,011   33.64%   $1,072   4.00%     $1,608     6.00%
    Tier I Capital to Average Assets
      Consolidated                             $9,376   26.29%   $1,427   4.00%     $  N/A      N/A
      Bank                                     $9,011   25.26%   $1,427   4.00%     $1,784     5.00%


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

         The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

         Cash, Due From Banks and Interest-bearing Deposits in Banks:

           The carrying amounts of cash, due from banks, and interest-bearing deposits in banks approximate fair values.

         Securities:

           Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair value.

         Loans:

           For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or based on the fair value of the underlying collateral.

         Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Other Borrowings:

           For variable-rate borrowings that reprice frequently, fair values are based on carrying values. For fixed rate borrowings, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for similar terms to borrowers of similar credit quality.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Accrued Interest:

           The carrying amounts of accrued interest approximate their fair values.

         Off-Balance Sheet Instruments:

           Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

           The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                     December 31, 2000            December 31, 1999
                                               --------------------------------------------------------
                                                 Carrying         Fair         Carrying         Fair
                                                  Amount          Value         Amount          Value
                                               -----------    -----------    -----------    -----------
    Financial assets:
      Cash, due from banks, and interest-
        bearing deposits in banks              $ 6,413,375    $ 6,413,375    $ 3,047,377    $ 3,047,377
      Securities available-for-sale             12,995,223     12,995,223      7,968,651      7,968,651
      Loans                                     43,022,547     43,021,782     26,492,806     26,717,701
      Accrued interest receivable                  463,224        463,224        211,721        211,721

    Financial liabilities:
      Deposits                                  48,963,785     49,061,649     26,782,649     26,675,180
      Other borrowings                           4,494,500      4,273,368      2,000,000      1,905,710
      Accrued interest payable                     631,390        631,390        132,963        132,963



NOTE 15. SUPPLEMENTAL FINANCIAL DATA

         Components of other income and expenses in excess of 1% of total revenue are as follows:

                                                Years Ended December 31,
                                                ------------------------
                                                  2000           1999
                                                --------       ---------
         Other income:
           Mortgage origination fees            $ 35,373       $  80,291
         Other expenses:
           Data processing                       107,045          81,686
           Printing and supplies                  66,765          53,013
           Postage and courier                    54,079          34,953
           Legal and professional                189,776         179,253
           Advertising                            47,053          33,397
           Telephone                              70,002          33,826

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of operations, and cash flows of CNB Holdings, Inc. as of and for the years ended December 31, 2000 and 1999:


                           CONDENSED BALANCE SHEETS


                                                                        2000          1999
                                                                    -----------    ----------
         Assets
           Cash                                                      $   20,174    $  365,289
           Investment in subsidiary                                   9,193,731     8,925,349
                                                                     ----------    ----------
             Total assets                                            $9,213,905    $9,290,638
                                                                     ==========    ==========
         Liabilities
           Other borrowings                                          $  494,500    $        -
           Other                                                          9,600             -
                                                                     ----------    ----------
                                                                        504,100             -
                                                                     ----------    ----------
         Stockholders' equity                                         8,709,805     9,290,638
                                                                     ----------    ----------
         Total liabilities and stockholders' equity                  $9,213,905    $9,290,638
                                                                     ==========    ==========


                      CONDENSED STATEMENTS OF OPERATIONS

                                                                        2000          1999
                                                                    -----------    ----------

         Income, interest                                            $    2,790    $   56,274
                                                                     ----------    ----------
         Expenses
           Interest                                                      21,216             -
           Other expense                                                 98,358       159,031
                                                                     ----------    ----------
             Total expenses                                             119,574       159,031
                                                                     ----------    ----------
             Loss before equity in undistributed income
               of subsidiary                                           (116,784)     (102,757)

         Equity in undistributed income of subsidiary                   121,407        18,469
                                                                     ----------    ----------
             Net income (loss)                                       $   4,623     $ (84,288)
                                                                     ==========    ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  2000          1999
                                                                               ---------     -----------
         OPERATING ACTIVITIES
           Net income (loss)                                                   $   4,623     $   (84,288)
           Adjustments to reconcile net income (loss) to net
             cash used in operating activities:
             Undistributed income of subsidiary                                 (121,407)        (18,469)
             Other operating activities                                            9,599              41
                                                                               ---------     -----------

               Net cash used in operating activities                            (107,185)       (102,716)
                                                                               ---------     -----------


         FINANCING ACTIVITIES
           Proceeds from other borrowings                                        494,500               -
           Purchase of treasury stock                                           (732,430)     (1,235,326)
                                                                               ---------     -----------

               Net cash used in financing activities                            (237,930)     (1,235,326)
                                                                               ---------     -----------

         Net increase (decrease) in cash                                         345,115      (1,338,042)

         Cash at beginning of year                                               365,289       1,703,331
                                                                               ---------     -----------

         Cash at end of year                                                   $  20,174     $   365,289
                                                                               =========     ===========