Form 10QSB
period 2001-03-31
CNB HOLDINGS INC /GA/
filed 2001-05-15
CIK 1058973

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


     |X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

     | | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          ____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                             Outstanding at May 10, 2001
          -----                             ---------------------------
Common Stock, $1.00 par value                        1,059,259

         Transitional Small Business Disclosure Format: Yes | | No |X|

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2001           2000
                                                                                    -----------    -----------
                                                                                    (Unaudited)     (Audited)
                                                                                    -----------    -----------
ASSETS

Cash and due from banks ........................................................    $ 1,492,122    $ 2,421,769
Federal funds sold .............................................................     10,437,521      3,991,606
Investment securities:
 Securities available-for-sale, at market value.................................     30,810,058     12,507,223
 Other securities ..............................................................        488,000        488,000
Loans net of deferred loan fees and allowance for loan losses
 of $588,000 and $585,000.......................................................     46,849,301     43,022,547
Premises and equipment (net) ...................................................        694,916        693,008
Other assets ...................................................................        936,337      1,072,649
                                                                                    -----------    -----------
 TOTAL ASSETS ..................................................................    $91,708,255    $64,196,802
                                                                                    ===========    ===========

LIABILITIES
Deposits:
 Non interest-bearing demand ...................................................    $ 5,112,931    $ 5,811,525
 Interest-bearing demand and money market.......................................      9,667,534      6,922,344
 Savings .......................................................................         44,114         34,606
 Time deposits of $100,000 or more .............................................     21,302,852     12,411,858
 Other time deposits ...........................................................     40,199,007     23,783,452
                                                                                    -----------    -----------
 Total Deposits ................................................................     76,326,438     48,963,785
Federal funds purchased.........................................................        693,348      1,278,097
Other borrowings ...............................................................      4,514,800      4,494,500
Other liabilities ..............................................................      1,298,633        750,615
                                                                                    -----------    -----------
TOTAL LIABILITIES ..............................................................     82,833,219     55,486,997

STOCKHOLDERS' EQUITY:
Preferred stock, par value not stated;
 10,000,000 shares authorized, no shares issued and outstanding ................             --             --
Common stock, par value $1.00 per share;
 10,000,000 shares authorized; 1,235,000 issued.................................      1,235,000      1,235,000
Surplus ........................................................................     10,004,858     10,170,283
Accumulated other comprehensive income-market valuation reserve on investment
 securities available-for-sale..................................................        206,168         61,232
Treasury stock .................................................................     (1,402,333)    (1,967,756)
Unearned ESOP shares ...........................................................       (399,998)            --
Accumulated deficit.............................................................       (768,659)      (788,954)
                                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY .....................................................      8,875,036      8,709,805
                                                                                    -----------    -----------
TOTAL LIABILITIES AND EQUITY ...................................................    $91,708,255    $64,196,802
                                                                                    ===========    ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                                       FOR THE
                                                                                                     THREE-MONTH
                                                                                                     PERIOD ENDED
                                                                                                       MARCH 31,
                                                                                                    2001       2000
                                                                                                    ----       ----
Interest income Loans and leases, including fees ..............................................  $1,190,480   $785,465
Investment securities:
 U.S. Treasury Securities .....................................................................      13,070     36,042
 U.S. Government agencies .....................................................................     335,658     78,870
Other investments .............................................................................       3,575      3,578
Federal funds sold ............................................................................     156,393     23,784
                                                                                                 ----------   --------
Total interest income .........................................................................   1,699,176    927,739
                                                                                                 ----------   --------
Interest expense:
 Interest bearing demand and money market .....................................................     106,924    157,330
 Savings ......................................................................................         245         67
 Time deposits of $100,000 or more ............................................................     297,387     84,209
 Other time deposits ..........................................................................     559,126     99,660
 Other borrowings .............................................................................      66,954     32,912
                                                                                                 ----------   --------
  Total interest expense ......................................................................   1,030,636    374,178
                                                                                                 ----------   --------
 Net interest income ..........................................................................     668,540    553,561
                                                                                                 ----------   --------
 Provision for possible loan losses ...........................................................      21,000     49,000
                                                                                                 ----------   --------
 Net interest income after provision for possible loan losses..................................     647,540    504,561
                                                                                                 ----------   --------
Other income:
 Service charges on deposit accounts ..........................................................      12,286      8,213
 Gains on the sale of loans and leases (net) ..................................................      61,531      9,234
 Other income .................................................................................      41,124     10,231
                                                                                                 ----------   --------
 Total other income ...........................................................................     114,941     27,678
                                                                                                 ----------   --------
Other expense:
 Salaries and other compensation ..............................................................     349,670    243,132
 Employee benefits ............................................................................      64,576     54,398
 Net occupancy and equipment expense ..........................................................     123,396     93,048
 Professional and other outside services ......................................................      69,531     34,067
 Other expense ................................................................................     135,013    102,451
                                                                                                 ----------   --------
   Total other expenses .......................................................................     742,186    527,096
                                                                                                 ----------   --------

Net income before income taxes.................................................................      20,295      5,143
Income taxes...................................................................................          --         --
                                                                                                 ----------   --------
Net income.....................................................................................  $   20,295   $  5,143
                                                                                                 ==========   ========

Basic and diluted income per share ............................................................       $0.02      $0.01
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

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                                                         FOR THE
                                                                                                       THREE-MONTH
                                                                                                       PERIOD ENDED
                                                                                                         MARCH 31,
                                                                                                  2001           2000
                                                                                                --------       --------
Net income.................................................................................     $ 20,295       $  5,143
Other comprehensive income (loss), before tax:
 Unrealized holding gains (losses) arising during period...................................      226,463        (15,243)
 Income tax benefit (expense) .............................................................      (81,527)         5,487
                                                                                                --------       --------
Comprehensive income (loss)................................................................     $165,231         (4,613)
                                                                                                ========       ========


              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                     FOR THE
                                                                                                   THREE-MONTH
                                                                                                   PERIOD ENDED
                                                                                                     MARCH 31,
                                                                                                 2001         2000
                                                                                                 ----         ----
Cash flows from operating activities:
 Net income...............................................................................   $   20,295  $     5,143
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Net amortization of investment securities ............................................        (3,916)         668
   Depreciation and amortization of premises and equipment...............................        46,847       36,393
   Gain on sale of leases ...............................................................       (61,531)      (9,234)
   Provision for loan losses ............................................................        21,000       49,000
   (Increase)/decrease in other assets ..................................................       136,312      (82,070)
   Increase/(decrease) in other liabilities .............................................       466,491      (28,392)
                                                                                           ------------  -----------
     Net cash provided by (used in) operating activities.................................       625,498      (28,492)
                                                                                           ------------  -----------

Cash flows from investing activities:
 Maturities of investment securities available-for-sale .................................     4,186,895       94,666
 Purchases of investment securites available-for-sale....................................   (22,259,351)          --
 Proceeds from sale of loans and leases .................................................     2,108,810      239,154
 Loans originated, net of principal repayments ..........................................    (5,895,033)  (4,819,134)
 Purchases of premises and equipment ....................................................       (48,755)    (210,011)
                                                                                           ------------  -----------
     Net cash used in investing activities ..............................................   (21,907,434)  (4,695,325)
                                                                                           ------------  -----------

Cash flows from financing activities:
 Increase in other borrowed funds .......................................................        20,300    2,000,000
 Purchase of treasury stock .............................................................            --     (293,347)
 Increase in deposits ...................................................................    27,362,653    1,466,554
 Decrease in federal funds purchased.....................................................      (584,749)          --
                                                                                           ------------  -----------
     Net cash provided by financing activities...........................................    26,798,204    3,173,207
                                                                                           ------------  -----------

Net increase (decrease) in cash and cash equivalents ....................................     5,516,268   (1,550,610)
Cash and cash equivalents, beginning of period ..........................................     6,413,375    3,047,377
                                                                                           ------------  -----------

Cash and cash equivalents, end of period ................................................  $ 11,929,643  $ 1,496,767
                                                                                           ============  ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE THREE MONTHS
                              ENDED MARCH 31, 2001
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB.

The consolidated financial statements include the account of the Company and it wholly owned subsidiary Chattahoochee National Bank (the "Bank") with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per share is computed by dividing income available to common stockholders by the weighted average number of share outstanding during the period, which totaled 1,058,897 shares for the three months ended March 31, 2001. In January, the Company reissued 59,259 shares of its common stock to the Bank's Employee Stock Ownership Plan (ESOP). The Company made a loan to the ESOP for this stock purchase and took a pledge and assignment as collateral. There were no potentially dilutive common shares at March 31, 2001.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands
(000):

                                                MARCH 31, 2001  DECEMBER 31, 2000
                                                --------------  -----------------
     Commercial Loans                              $24,170           $25,000
     Real Estate - construction                     10,862             7,715
     Real Estate - mortgage                          4,968             4,419
     Lease financing                                 4,708             4,214
     Installment Loans                               2,773             2,306
                                                   -------           -------
         Subtotal                                   47,481            43,654
     Less: Deferred loan fees and costs                 44                46
     Less: Allowance for loans and lease losses        588               585
                                                   -------           -------
     Loans and leases receivable, net              $46,849           $43,023
                                                   =======           =======

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale is as follows


               Beginning balance - January 1, 2001     $ 61,232
               Current - period change                  144,936
                                                       --------
               Ending balance - March 31, 2001         $206,168
                                                       ========

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's
change in fair value must be recognized in earnings immediately.   The adoption
of SFAS No. 133 had no material effect on the Company's operations or financial position.

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     Total assets increased from $64,196,802 on December 31, 2000 to $91,708,255 on March 31, 2001, an increase of $27,511,453. This increase was due to an increase in investments of $18,302,835, a $6,445,915 increase in federal funds, and a $3,826,754 increase in net loans. This growth was primarily funded with a $27,362,653 increase in deposits. Increased marketing efforts were largely responsible for this deposit increase. Due to lower than expected loan demand, negotiable securities were used to invest these new deposits.

     The $27,362,653 increase in deposits came from an increase of $8,890,994 in time deposits of $100,000 or more and an increase of $16,415,555 in other time deposits. Interest-bearing demand and money market deposits increased $2,745,190. Non-interest-bearing deposits decreased $698,594.

Allowance for Loan Losses

     The allowance for loan losses as of March 31, 2001 was $588,000 compared to $585,000 as of December 31, 2000. The allowance for loan losses, as a percentage of total gross loans, for March 31, 2001 was 1.24%, compared to 1.34% as of December 31, 2000. The increase in the allowance during the first quarter of 2001 was prompted by normal risks inherent in a growing loan portfolio. During the first quarter of 2001, a review of the Bank's loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $11.9 million, representing 13.0% of total assets. Securities amounted to $31.3 million, representing 34.1% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2001, total deposits increased $27.3 million as a result of increased marketing efforts. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     During 2001, the Company reissued 59,259 shares of its common stock which were purchased by the Bank's ESOP. The Company made a loan to the ESOP for this stock purchase and took a pledge and assignment of its stock as collateral.

     This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                         MINIMUM
                                                        REGULATORY
                                      MARCH 31, 2001   REQUIREMENT
                                      --------------   -----------
Tier 1 Capital                            16.77%           4.0%
Tier 2 Capital                             1.00             --
                                          -----            ---
  Total risk-based capital ratio          17.77%           8.0%
                                          =====            ===
 Leverage ratio                            9.88%           3.0%
                                          =====            ===


RESULTS OF OPERATIONS


Three-Month Period Ended March 31, 2001

     Net income for the three-month period ended March 31, 2001 was $20,295 compared to $5,143 for the same period in 2000. Earnings per share for the three-month period ended March 31, 2001 were $0.02 basic and diluted compared to a basic and diluted earnings per share of $0.01 for the same period in 2000. The following is a brief discussion of the more significant components of net income during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

         March 31, 2001


                 Interest                              Interest   Annualized
              Earning Assets/              Average      Income/     Yield/
            Bearing Liabilities            Balance       Cost        Cost
            -------------------            -------     --------    ---------
          Federal funds sold             $11,219,060  $  156,393     5.58%
          Securities                      21,987,588     352,303     6.41%
          Loans                           45,020,079   1,190,480    10.58%
                                         -----------  ----------
               Total                     $78,226,727  $1,699,176     8.69%
                                         ===========  ==========

          Deposits                       $66,430,230  $  963,682     5.80%
          Other borrowings                 5,198,082      66,954     5.15%
                                         -----------  ----------
               Total                     $71,628,312  $1,030,636     5.76%
                                         ===========  ----------    -----

          Net interest income                         $  668,540     2.93%
                                                      ==========    =====
          Net yield on earning assets                                3.42%
                                                                    =====

          March 31, 2000

                 Interest                       Interest  Annualized
              Earning Assets/         Average    Income/    Yield/
            Bearing Liabilities       Balance     Cost       Cost
            -------------------       -------    --------  ---------
          Federal funds sold       $ 1,751,492  $ 23,784     5.43%
          Securities                 8,062,418   118,490     5.88%
          Loans                     29,472,667   785,465    10.66%
                                   -----------  --------
               Total               $39,286,577  $927,739     9.45%
                                   ===========  ========

          Deposits                 $25,477,519  $341,266     5.36%
          Other borrowings           2,203,297    32,912     5.98%
                                   -----------  --------
               Total               $27,680,816  $374,178     5.41%
                                   ===========  --------    -----

          Net interest income                   $553,561     4.04%
                                                ========    =====

          Net yield on earning assets                        5.64%
                                                            =====


    b. Other income for three-month period ended March 31, 2001 amounted to $114,941 compared to $27,678 in 2000. In the first quarter of 2000, the Bank sold leases totaling $239,154 without recourse, recognizing a gain of $9,234 or 33.36% of other income. Loans sold in the first quarter of 2001 totaled $2,108,810, recognizing a gain of $61,531 or 53.53% of other income. Our mortgage banking area contributed $40,509 or 35.24% of other income. Service charges on deposit accounts were $12,286 or 10.69% of other income.

    c. Operating expenses for the three-month period ended March 31, 2001 amounted to $742,186 compared to $527,096 in 2000, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 3.24% of total assets in 2001 compared to 5.08% in 2000.

    Since the majority of our loans are adjusted to the Wall Street Prime rate and this rate has fallen 1.50% during this operating quarter, our margin has decreased compared to prior periods. In addition, the increases in deposits have been invested in lower yielding investments due to a lower than expected loan demand.

    The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits. The following exhibits are filed with this Report:

   Exhibit No.        Description
   ------------       -----------

      None


(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001       By: /s/ H. N. Padget, Jr.
                             ----------------------
                             H. N. Padget, Jr., President and Chief Executive Officer
                             (principal executive officer)

Date: May 11, 2001       By: /s/ Danny F. Dukes
                             -------------------
                             Danny F. Dukes, Senior Vice President, Chief
                             Financial Officer
                             (principal financial and accounting officer)