Form 10QSB
period 2001-06-30
CNB HOLDINGS INC /GA/
filed 2001-08-14
CIK 1058973

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                               Outstanding at August 10, 2001
           -----                              -------------------------------
Common Stock, $1.00 par value                            1,059,259

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        2001           2000
                                                                                    -----------    -----------
                                                                                    (Unaudited)     (Audited)
                                                                                    -----------     ---------
ASSETS
Cash and due from banks ........................................................    $ 1,379,043    $ 2,421,769
Federal funds sold .............................................................      1,815,846      3,991,606
Investment securities:
     Securities available-for-sale, at market value.............................     30,743,566     12,507,223
     Other securities ..........................................................        488,000        488,000
Loans net of deferred loan fees and allowance for loan losses
     of $675,000 and $585,000...................................................     54,812,925     43,022,547
Premises and equipment (net) ...................................................        657,378        693,008
Other assets ...................................................................        999,867      1,072,649
                                                                                    -----------    -----------
     TOTAL ASSETS ..............................................................    $90,896,625    $64,196,802
                                                                                    ===========    ===========

LIABILITIES
Deposits:
     Non interest-bearing demand ...............................................    $ 6,419,465    $ 5,811,525
     Interest-bearing demand and money market...................................     12,482,826      6,922,344
     Savings ...................................................................         54,788         34,606
     Time deposits of $100,000 or more .........................................     19,486,956     12,411,858
     Other time deposits .......................................................     38,132,986     23,783,452
                                                                                    -----------    -----------
     Total Deposits ............................................................     76,577,021     48,963,785
Federal funds purchased ........................................................        556,060      1,278,097
Other borrowed money ...........................................................      3,529,500      4,494,500
Other liabilities ..............................................................      1,495,070        750,615
                                                                                    -----------    -----------
TOTAL LIABILITIES ..............................................................     82,157,651     55,486,997

STOCKHOLDERS' EQUITY:
Preferred stock, par value not stated;
     10,000,000 shares authorized, no
     shares issued and outstanding .............................................             --             --
Common stock, par value $1.00 per share;
     10,000,000 shares authorized; 1,235,000 issued.............................      1,235,000      1,235,000
Surplus ........................................................................     10,004,858     10,170,283
Accumulated other comprehensive income -
     market valuation reserve on investment
     securities available-for-sale..............................................         71,881         61,232
Treasury stock..................................................................     (1,402,333)    (1,967,756)
Unearned ESOP shares ...........................................................      ( 399,998)            --
Accumulated deficit.............................................................       (770,434)      (788,954)
                                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY .....................................................      8,738,974      8,709,805
                                                                                    -----------    -----------
TOTAL LIABILITIES AND EQUITY ...................................................    $90,896,625    $64,196,802
                                                                                    ===========    ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                         FOR THE                 FOR THE
                                                                                        SIX-MONTH              THREE-MONTH
                                                                                       PERIOD ENDED            PERIOD ENDED
                                                                                         JUNE 30,                JUNE 30,

                                                                                     2001       2000         2001         2000
                                                                                 ----------  ----------   ----------  -----------
Interest income loans and leases, including fees .............................   $2,440,447  $1,687,610   $1,249,967  $  902,145
Investment securities:
     U.S. Treasury Securities ................................................       13,071      71,924           --      35,882

     U.S. Government agencies ................................................      775,455     161,491      439,798      82,621
Other investments.............................................................       57,043      16,018       53,468      12,440

Federal funds sold............................................................      241,622      71,165       85,229      47,381
                                                                                 ----------  ----------   ----------   ---------
Total interest income.........................................................    3,527,638   2,008,208    1,828,462   1,080,469
Interest expense:
     Interest bearing demand and money market ................................      235,434     290,581      128,510     133,251
     Savings..................................................................          562         147          317          80
     Time deposits of $100,000 or more .......................................      612,808     208,013      315,421     123,804
     Other time deposits......................................................    1,171,885     278,732      612,759     179,072
     Other borrowings.........................................................      123,505      64,382       56,551      31,470
                                                                                 ----------  ----------   ----------   ---------
         Total interest expense ..............................................    2,144,194     841,855    1,113,558     467,677
                                                                                 ----------  ----------   ----------   ---------
     Net interest income .....................................................    1,383,444   1,166,353      714,904     612,792
Provision for possible loan losses ...........................................      108,000      86,000       87,000      37,000
                                                                                 ----------  ----------   ----------   ---------
     Net interest income after provision for possible loan losses ............    1,275,444   1,080,353      627,904     575,792

Other income:
     Service charges on deposit accounts .....................................       27,291      17,531       15,005       9,318
     Gains on the sale of loans and leases (net) .............................      125,714      67,452       64,183      58,218
     Gains on the sale of securities available for sale.......................       40,284          --       40,284          --
     Other income.............................................................       59,675      29,739       18,551      19,508
                                                                                 ----------  ----------   ----------   ---------
         Total other income...................................................      252,964     114,722      138,023      87,044
Other expense:
     Salaries and other compensation .........................................      715,195     551,271      365,525     308,139
     Employee benefits........................................................      136,667     108,414       72,091      54,016
     Net occupancy and equipment expense .....................................      250,413     217,696      127,017     124,648
     Professional and other outside services .................................      130,487     114,584       59,644      80,517
     Other expense............................................................      277,126     236,435      143,423     133,984
                                                                                 ----------  ----------   ----------   ---------
         Total other expenses ................................................    1,509,888   1,228,400      767,700     701,304
                                                                                 ----------  ----------   ----------   ---------

Net income (loss) before income tax benefit...................................       18,520     (33,325)      (1,773)    (38,468)
Income tax benefit............................................................           --          --           --          --
                                                                                 ----------  ----------   ----------   ---------
Net income (loss).............................................................   $   18,520  $  (33,325)  $   (1,773)  $ (38,468)
                                                                                 ==========  ==========   ==========   =========

Basic and diluted earnings (loss) per share ..................................         $.02       $(.03)        $.00       $(.04)
                                                                                 ==========  ==========   ==========   =========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                                            FOR THE                 FOR THE
                                                                                           SIX-MONTH              THREE-MONTH
                                                                                         PERIOD ENDED            PERIOD ENDED
                                                                                            JUNE 30,                JUNE 30,

                                                                                       2001        2000        2001         2000
                                                                                    ----------   --------   ----------  ----------
Net income (loss)..............................................................      $ 18,520    $(33,325)  $  (1,773)   $(38,468)
Other comprehensive income (loss), before tax:
   Unrealized holding gains (losses) arising during period.....................        20,937       6,122    (205,526)     21,365
   Income tax benefit (expense)................................................       (10,288)     (1,564)     71,239      (7,051)
                                                                                     --------   ---------   ---------    --------
Comprehensive income (loss)...................................................       $ 29,169   $ (28,767)  $(136,060)   $(24,154)
                                                                                     ========   =========   =========    ========



              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                              FOR THE
                                                                                                             SIX-MONTH
                                                                                                            PERIOD ENDED
                                                                                                              JUNE 30,

                                                                                                        2001           2000
                                                                                                   -------------   ------------
Cash flows from operating activities:
     Net income (loss) ...........................................................................  $     18,520   $   (33,325)
     Adjustments to reconcile net income (loss) to net cash provided by and used in operating activities:
     Net (accretion) amortization of investment securities........................................        (1,489)        1,171
     Depreciation and amortization of premises and equipment......................................        94,323        81,783
     Gains on the sale of loans...................................................................      (125,714)      (67,452)
     Gains on the sale of available for sale securities...........................................       (40,284)           --
     Provision for loan losses ...................................................................       108,000        86,000
     Increases (decreases) in other assets .......................................................        72,782      (469,524)
     Increase in other liabilities ...............................................................       734,167       135,831
                                                                                                    ------------   -----------
         Net cash provided by and used in operating
         activities ..............................................................................       860,305      (265,516)

Cash flows from investing activities:
     Maturities of investment securities available-for-sale ......................................     9,047,559       251,564
     Purchases of investment securities available for sale .......................................   (34,520,968)   (1,991,922)
     Proceeds from sales of investment securities available-for-sale..............................     7,299,776            --
     Purchases of other investments ..............................................................            --       (50,200)
     Proceeds from sale of loans and leases.......................................................     2,946,128       625,698
     Loans originated, net of principal repayments ...............................................   (14,718,792)   (8,254,899)
     Purchases of premises and equipment .........................................................       (58,693)     (339,014)
                                                                                                    ------------   -----------
         Net cash used in investing activities ...................................................   (30,004,990)   (9,758,773)

Cash flows from financing activities:
     Increase (decrease) in other borrowed funds..................................................      (965,000)      212,500
     Purchase of treasury stock...................................................................            --      (505,813)
     Increase in deposits ........................................................................    27,613,236     9,132,316
     Decrease in federal funds purchased..........................................................      (722,037)           --
                                                                                                    ------------   -----------
         Net cash provided by financing activities ...............................................    25,926,199     8,839,003
                                                                                                    ------------   -----------

Net increase/(decrease) in cash and cash equivalents .............................................    (3,218,486)   (1,185,286)
Cash and cash equivalents, beginning of period ...................................................     6,413,375     3,047,377
                                                                                                    ------------   -----------

Cash and cash equivalents, end of period .........................................................  $  3,194,889   $ 1,862,091
                                                                                                    ============   ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE SIX MONTHS
                              ENDED JUNE 30, 2001
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Chattahoochee National Bank (the "Bank"), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of share outstanding during the period, which totaled 1,059,259 shares for the six months and the three months ended June 30, 2001. There were no potentially dilutive common shares at June 30, 2001.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands
(000):

                                                        JUNE 30, 2001  DECEMBER 31, 2000
                                                        -------------  -----------------
          Commercial Loans                                    $25,327            $25,000
          Real Estate -- construction                          16,715              7,715
          Real Estate - mortgage                                6,820              4,419
          Leasing financing                                     3,779              4,214
          Installment Loans                                     2,920              2,306
                                                              -------            -------
          Total Loans                                          55,561             43,654
          Less: Deferred loan fees and costs                       73                 46
          Less: Allowance for loans and lease losses              675                585
                                                              -------            -------
          Loans and leases receivable, net                    $54,813            $43,023
                                                              =======            =======


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale is as follows:


     Beginning balance - January 1, 2001     $61,232
     Current - period change                  10,649
                                             -------
     Ending balance - June 30, 2001          $71,881
                                             =======

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS


ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

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



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the "Company") and its wholly-owned subsidiary, Chattahoochee National Bank (the "Bank") in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards and (iv) changes in the legislative and regulatory environment. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank's non-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

     Total assets increased from $64,196,802 on December 31, 2000 to $90,896,625 on June 30, 2001, an increase of $26,699,823. This increase was due to an increase in loans of $11,790,378, a $18,236,343 increase in investment securities, and a $2,175,760 decrease in federal funds. This growth was primarily funded by a $27,613,236 increase in deposits. Increased marketing efforts were largely responsible for this deposit increase. Due to lower than expected loan demand, negotiable securities were used to invest these new deposits.

     The $27,613,236 increase in deposits came from an increase of $607,940 in non-interest bearing demand, an increase of $5,560,482 in interest bearing demand and money market, an increase of $7,075,098 in time deposits of $100,000 or more and an increase of $14,349,534 in other time deposits.

Allowance for Loan Losses

     The allowance for loan losses as of June 30, 2001 was $675,000 compared to $585,000 as of December 31, 2000. The allowance for loan losses, as a percentage of total gross loans, for June 30, 2001 was 1.22%, compared to 1.34% as of December 31, 2000. The increase in the allowance during the second quarter of 2001 was prompted by risks inherent in the loan portfolio. During the first quarter of 2001, a review of the Bank's loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the June 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $3.2 million, representing 3.5% of total assets. Securities amounted to $31.2 million, representing 34.4% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the six-month period ended June 30, 2001, total deposits increased $27.6 million as a result of increased marketing efforts. During the three-month period ended June 30, 2001, management used $1.0 million to pay off maturing other borrowed money. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management is aware of no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     During 2001, the Company reissued 59,259 shares of its common stock which were purchased by the Bank's ESOP. The Company made a loan to the ESOP for this stock purchase and took a pledge and assignment of its stock as collateral.

     This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                                 MINIMUM
                                                                REGULATORY
                                          JUNE 30, 2000         REQUIREMENT
                                          -------------        ------------

      Tier 1 Capital                          13.61%               4.0%
      Tier 2 Capital                           1.05                 --
                                              -----                ---
          Total risk-based capital ratio      14.66%               8.0%
                                              =====                ===
      Leverage ratio                           9.61%               3.0%
                                              =====                ===

RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2001

     Net income for the six-month period ended June 30, 2001 amounted to $18,520, or $.02 per basic and diluted income per share compared to a net loss of $33,325 or $.03 per basic and diluted loss per share. The following is a brief discussion of the more significant components of net loss during this period:


     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

          June 30, 2001
          -------------
            Interest                                      Interest   Annualized
            Earning Assets/                  Average       Income/     Yield/
            Bearing Liabilities              Balance        Cost        Cost
            -------------------              -------       -------     ------

            Federal funds sold             $ 9,173,225   $  241,622     5.27%
            Securities                      26,494,888      845,569     6.38%
            Loans                           48,439,738    2,440,447    10.08%
                                           -----------   ----------
                  Total                    $84,107,851   $3,527,638     8.39%
                                           ===========   ==========

            Deposits                       $71,798,996   $2,020,689     5.63%
            Other borrowings                 4,927,775      123,505     5.01%
                                           -----------   ----------
                  Total                    $76,726,771   $2,144,194     5.59%
                                           ===========   ----------    -----

            Net interest income                          $ 1,383,444    2.80%
                                                         ===========   ======

            Net yield on earning assets                                 3.29%
                                                                       ======


          June 30, 2000
          -------------
            Interest                                      Interest   Annualized
            Earning Assets/                  Average       Income/     Yield/
            Bearing Liabilities              Balance        Cost        Cost
            -------------------              -------       -------     ------
            Federal funds sold             $ 2,264,940   $   71,165     6.28%
            Securities                       8,132,072      249,433     6.13%
            Loans                           30,976,723    1,687,610    10.90%
                                           -----------   ----------
                  Total                    $41,373,735   $2,008,208     9.71%
                                           ===========   ==========

            Deposits                       $31,934,520   $  777,473     4.87%
            Other borrowings                 2,167,582       64,382     5.94%
                                           -----------   ----------
                  Total                    $34,102,102   $  841,855     4.94%
                                           ===========   ----------    -----

            Net interest income                          $ 1,166,353    4.77%
                                                         ===========   =====

            Net yield on earning assets                                 5.64%
                                                                       =====

     b. Total other income for six-month period ended June 30, 2001 amounted to $252,964 compared to $114,722 in 2000. On an annualized basis, this represents .56% of total assets compared to 0.48% in 2000. In 2001, the Bank sold loans and leases without recourse totaling $2,946,128 recognizing a gain of $125,714 or 49.70% of total other income. In 2000 the Bank sold leases totaling $625,698 recognizing a gain of $67,452 or 58.80% of total other income. The service charge on deposit accounts was $27,291 for the six month period ended June 30, 2001, or 10.79% of total other income compared to $17,531 or 15.28% for the same period in 2000. Most of our deposit customers maintain balances at levels that prevent service charges. Additionally, available for sale securities were sold for net gains of $40,284 or 15.92%. There were no such gains for the comparative six-month period in 2000. Of the $59,675 in other miscellaneous income in first six months of 2001, $52,159 consists of mortgage origination and fee income from mortgage loans, which are not added to the Company's loan portfolio. In the first six months of 2000, $24,412 of the $29,739 of other miscellaneous income consisted of mortgage and fee income from mortgage loans.

     c. Operating expenses for the six-month period ended June 30, 2001 amounted to $1,509,888 compared to $1,228,400 for the same period in 2000, with the largest expenses being related to salaries and employee benefits and professional and outside services. The majority of the increase was due to the opening of a second location in March 2000, the addition of staff for Small Business Loan origination in February 2000 and the addition of a chief lending officer in August 2000. These expenses were present for the entire six-month period in 2001, but not for the comparative period in 2000. On an annualized basis, operating expenses represent 1.66% of total assets compared to 2.62% in 2000.

     d. The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.

Three-Month Period Ended June 30, 2001

     Net loss for the three-month period ended June 30, 2001 amounted to $1,773, or $.00 per basic and diluted loss per share compared to $38,468, or $.04 per basic and diluted loss per share in 2000. The following is a brief discussion of the more significant components of net loss during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.


          June 30, 2001
          -------------
            Interest                                      Interest   Annualized
            Earning Assets/                  Average       Income/     Yield/
            Bearing Liabilities              Balance        Cost        Cost
            -------------------          -----------    ----------     ------
          Federal funds sold             $ 7,139,257    $   85,229       4.78%
          Securities                      30,644,229       493,266       6.44%
          Loans                           51,240,112     1,249,967       9.76%
                                         -----------    ----------
               Total                     $89,023,598    $1,828,462       8.22%
                                         ===========

          Deposits                       $70,894,842    $1,057,007       5.96%
          Other borrowings                 4,663,225        56,551       4.85%
                                         -----------    ----------
               Total                     $75,558,067    $1,113,558       5.90%
                                         ===========    ==========       ----

          Net interest income                           $  714,904       2.32%
                                                        ==========       ====

          Net yield on earning assets                                    3.21%
                                                                         ====

          June 30, 2000
          -------------
            Interest                                      Interest   Annualized
            Earning Assets/                  Average       Income/     Yield/
            Bearing Liabilities              Balance        Cost        Cost
            -------------------          -----------    ----------     ------

          Federal funds sold             $ 2,934,542    $   47,381       6.46%
          Securities                       8,340,356       130,943       6.28%
          Loans                           32,488,649       902,145      11.11%
                                         -----------    ----------
                Total                    $43,763,547    $1,080,469       9.88%
                                         ===========

          Deposits                       $30,283,452    $  436,207       5.76%
          Other borrowings                 2,133,425        31,470       5.90%
                                         -----------    ----------
                Total                    $32,416,877    $  467,677       5.77%
                                         ===========    ----------      -----

          Net interest income                             $612,792       4.11%
                                                          ========      =====

          Net yield on earning assets                                    5.60%
                                                                        =====

     b. Total other income for three-month period ended June 30, 2001 amounted to $138,023 compared to $87,044 in 2000. On an annualized basis, this represents 0.61% of total assets compared to 0.76% of total assets in 2000. The Bank sold loans and leases totaling $837,318 without recourse compared to $386,544 for the same period in 2000. The profit from these sales was $64,183 or 46.50% of total other income compared to $58,218 or 66.92% for the same period in 2000. The service charge on deposit accounts was $15,005 or 10.87% of total other income compared to $9,318 or 10.70% for the same period in 2000. Generally, our customer relationships are maintaining sufficient balances to avoid service charges. Additionally, available for sale securities were sold for net gains of $40,284 or 29.19%. There were no such gains for the comparative three-month period in 2000. Other miscellaneous income at $18,551 is 13.44% of total other income compared to $19,508 or 22.42% for the same period in 2000. Of this total, $18,551 is related to mortgage banking activities compared to $15,793 for the same period in 2000.

     c. Operating expenses for the three-month period ended June 30, 2001 amounted to $767,700 compared to $701,304 for the same period in 2000, with the largest expense being related to salaries and employee benefits and professional and outside services. The majority of the increase was due to the addition of a chief lending officer in August 2000. Operating expenses represent 3.38% of total assets compared to 5.99% in 2000.

                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on June 20, 2001. Notice of the Annual Meeting was mailed on May 30, 2001 to each shareholder of record as of May 25, 2001. At this meeting, the Company's shareholders considered electing four persons to serve as members of the Company's Board of Directors for a term of three years and until their successors are duly elected and qualified. The record shareholders of the Company voted as follows:

     The proposal to elect four persons to serve as members of the Company's Board of Directors for a term of three years and until their successors are duly elected and qualified. The number of votes cast for and against the election of each nominee was as follows:


                               Votes    Votes
           NOMINEE              FOR    WITHHELD
           -------            -------  --------

     Michael L. Aldredge      997,579     3,850
     C. Dan Alford            997,579     3,850
     William H. Groce, Jr.    997,579     3,850
     W. Darrell Sumner        997,579     3,850

     No other matters were presented or voted for at the Annual Meeting.


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

Date: August 10, 2001         By: /s/ H. N. Padget, Jr.
                                  ---------------------
                                  H. N. Padget, Jr., President and
                                  Chief Executive Officer
                                  (principal executive officer)

Date: August 10, 2001         By: /s/ Danny F. Dukes
                                  ------------------
                                  Danny F. Dukes, Senior Vice President,
                                  Chief Financial Officer
                                  (principal financial and accounting officer)