Form 10QSB
period 2001-09-30
CNB HOLDINGS INC /GA/
filed 2001-11-13
CIK 1058973

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                    Outstanding at November 13, 2001
            -----                    --------------------------------
Common Stock, $1.00 par value                   1,059,259

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           2001           2000
                                                                                       -------------   ------------
                                                                                        (Unaudited)     (Audited)
ASSETS

Cash and due from banks.......................................................          $ 1,789,027    $ 2,421,769
Federal funds sold............................................................            9,450,299      3,991,606
Investment securities:
  Securities available-for-sale, at market value..............................           31,046,568     12,507,223
  Other securities............................................................              488,000        488,000
Loans net of allowance for loan losses
  of $590,638 and $585,000....................................................           55,655,239     43,022,547
Premises and equipment (net)..................................................              624,643        693,008
Other assets..................................................................              870,215      1,072,649
                                                                                        -----------    -----------
  TOTAL ASSETS................................................................          $99,923,991    $64,196,802
                                                                                        ===========    ===========

LIABILITIES

Deposits:
  Non interest-bearing demand.................................................          $ 8,292,820    $ 5,811,525
  Interest-bearing demand and money market....................................           16,206,361      6,922,344
  Savings.....................................................................               64,314         34,606
  Time deposits of $100,000 or more...........................................           19,466,802     12,411,858
  Other time deposits.........................................................           39,986,929     23,783,452
                                                                                        -----------    -----------
  Total Deposits..............................................................           84,017,226     48,963,785
Federal funds purchased.......................................................              790,521      1,278,097
Other borrowed money..........................................................            4,539,500      4,494,500
Other liabilities.............................................................            1,595,763        750,615
                                                                                        -----------    -----------
 TOTAL LIABILITIES............................................................           90,943,010     55,486,997

STOCKHOLDERS' EQUITY

Preferred stock, par value not stated;
  10,000,000 shares authorized, no
  shares issued and outstanding...............................................                   --             --
Common stock, par value $1.00 per share;
  10,000,000 shares authorized; 1,235,000 issued..............................            1,235,000      1,235,000
Surplus.......................................................................           10,004,858     10,170,283
Accumulated other comprehensive income-
  market valuation reserve on investment
  securities available-for-sale...............................................              273,209         61,232
Treasury stock................................................................           (1,402,333)    (1,967,756)
Unearned ESOP shares..........................................................             (399,998)            --
Accumulated deficit...........................................................             (729,755)      (788,954)
                                                                                        -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY..................................................            8,980,981      8,709,805
                                                                                        -----------    -----------
  TOTAL LIABILITIES AND EQUITY................................................          $99,923,991    $64,196,802
                                                                                        ===========    ===========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                             FOR THE                 FOR THE
                                                                                           NINE-MONTH              THREE-MONTH
                                                                                          PERIOD ENDED             PERIOD ENDED
                                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                                    -----------------------   ----------------------
                                                                                        2001        2000         2001         2000
                                                                                    ----------   ----------   ----------  ----------

Interest income loans and leases, including fees...............................     $3,689,482   $2,709,933   $1,249,035  $1,022,323
Investment securities:
  U.S. Treasury securities.....................................................         13,070      102,968           --      31,044
  U.S. government agencies.....................................................        677,521      270,204      354,856     108,713
Other investments..............................................................        616,030       19,969      106,196       3,951
Federal funds sold.............................................................        272,187      105,320       30,565      34,155
                                                                                    ----------   ----------   ----------  ----------
Total interest income..........................................................      5,268,290    3,208,394    1,740,652   1,200,186
Interest expense:
  Interest bearing demand and money market.....................................        368,599      410,490      133,165     119,909
  Savings......................................................................            971          245          409          98
  Time deposits of $100,000 or more............................................        904,506      379,404      291,698     171,391
  Other time deposits..........................................................      1,755,417      545,419      583,532     266,687
  Other borrowings.............................................................        169,639      101,365       46,134      36,982
                                                                                    ----------   ----------   ----------  ----------
    Total interest expense.....................................................      3,199,132    1,436,923    1,054,938     595,067
                                                                                    ----------   ----------   ----------  ----------
  Net interest income..........................................................      2,069,158    1,771,471      685,714     605,119
Provision for possible loan losses.............................................        141,000      112,000       33,000      26,000
                                                                                    ----------   ----------   ----------  ----------
  Net interest income after provision for possible loan losses.................      1,928,158    1,659,471      652,714     579,119

Other income:
  Service charges on deposit accounts..........................................         43,266       28,061       15,975      10,530
  Gains on the sale of loans and leases (net)..................................        207,367      151,157       81,653      83,705
  Gains on the sale of securities available for sale...........................         57,581           --       17,297          --
  Other income.................................................................         86,078       46,466       26,403      16,727
                                                                                    ----------   ----------   ----------  ----------
    Total other income.........................................................        394,292      225,684      141,328     110,962
Other expense:
  Salaries and other compensation..............................................      1,058,594      858,698      343,399     307,427
  Employee benefits............................................................        199,921      160,978       63,254      52,564
  Net occupancy and equipment expense..........................................        366,548      328,577      116,135     110,881
  Professional and other outside services......................................        197,401      184,135       66,914      69,552
  Other expense................................................................        440,787      363,252      163,661     126,817
                                                                                    ----------   ----------   ----------  ----------
    Total other expenses.......................................................      2,263,251    1,895,640      753,363     667,241
                                                                                    ----------   ----------   ----------  ----------

Net income (loss) before income tax benefit....................................         59,199      (10,485)      40,679      22,840
Income tax benefit.............................................................             --           --           --          --
                                                                                    ----------   ----------   ----------  ----------
Net income (loss)..............................................................     $   59,199   $  (10,485)  $   40,679  $   22,840
                                                                                    ==========   ==========   ==========  ==========

Basic and diluted earnings (loss) per share....................................     $      .06   $     (.01)  $      .04  $      .02
                                                                                    ==========   ==========   ==========  ==========

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                       FOR THE                    FOR THE
                                                                                      NINE-MONTH                THREE-MONTH
                                                                                     PERIOD ENDED               PERIOD ENDED
                                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                               -------------------------    -----------------------
                                                                                  2001            2000         2001         2000
                                                                               ---------       ---------    ---------     ---------

Net income (loss)........................................................      $  59,199        $(10,485)   $  40,679     $ 22,840
Other comprehensive income, before tax:
  Unrealized holding gains arising during period.........................        335,512          76,449      314,575       70,357
  Income tax provision...................................................       (123,535)        (24,772)    (113,247)     (23,208)
                                                                               ---------        --------    ---------     --------
Comprehensive income.....................................................      $ 271,176        $ 41,192    $ 242,007     $ 69,959
                                                                               =========        ========    =========     ========


              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                  FOR THE
                                                                                                                 NINE-MONTH
                                                                                                                PERIOD ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                         --------------------------
                                                                                                            2001           2000
                                                                                                         -----------   ------------

Cash flows from operating activities:
  Net income (loss)....................................................................................  $     59,199  $    (10,485)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Net amortization of investment securities..........................................................        11,925           498
    Depreciation and amortization of premises and equipment............................................       132,712       129,330
    Gains on the sale of loans and leases..............................................................      (207,367)     (151,157)
    Gains on the sale of securities available for sale.................................................       (57,581)           --
    Provision for loan losses..........................................................................       141,000       112,000
    Increase (decrease) in other assets................................................................       202,434      (211,805)
    Increase in other liabilities......................................................................       721,613       391,926
                                                                                                         ------------  ------------
      Net cash provided by operating activities .......................................................     1,003,935       260,307

Cash flows from investing activities:
  Maturities of investment securities available-for-sale...............................................    16,512,168     1,371,442
  Purchases of investment securities available-for-sale................................................   (42,483,056)   (4,284,292)
  Purchases of other investments.......................................................................            --       (50,200)
  Proceeds from sales of investment securities available-for-sale......................................     7,812,711            --
  Proceeds from sale of loans and leases...............................................................     3,962,127     2,198,441
  Loans originated, net of principal repayments........................................................   (16,528,452)  (14,252,671)
  Purchases of premises and equipment..................................................................       (64,347)     (376,690)
                                                                                                         ------------  ------------
    Net cash used in investing activities..............................................................   (30,788,849)  (15,393,970)

Cash flows from financing activities:
  Decrease in federal funds purchased..................................................................      (487,576)           --
  Increase in other borrowings.........................................................................        45,000       964,500
  Purchase of treasury stock...........................................................................            --      (657,700)
  Increase in deposits.................................................................................    35,053,441    16,452,253
                                                                                                         ------------  ------------
    Net cash provided by financing activities..........................................................    34,610,865    16,759,053
                                                                                                         ------------  ------------

Net increase in cash and cash equivalents..............................................................     4,825,951     1,625,390
Cash and cash equivalents, beginning of period.........................................................     6,413,375     3,047,377
                                                                                                         ------------  ------------

Cash and cash equivalents, end of period...............................................................  $11,239,326   $  4,672,767
                                                                                                         ===========   ============

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB.

The consolidated financial statements include the account of the Company and its wholly owned subsidiary, Chattahoochee National Bank (the "Bank"), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per share is computed by dividing net income or (loss) available to common shareholders by the weighted average number of share outstanding during the period, which totaled 1,059,259 shares for the nine and three months ended September 30, 2001. There were no potentially dilutive common shares at September 30, 2001.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands
(000):

                                                        SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                        ------------------    -----------------
     Commercial Loans                                         $23,614              $25,000
     Real Estate -- construction                               21,314                7,715
     Real Estate - mortgage                                     5,262                4,419
     Leasing financing                                          3,419                4,214
     Installment Loans                                          2,706                2,306
                                                              -------              -------
     Total Loans                                               56,315               43,654
     Less: Deferred loan fees and costs                            69                   46
     Less: Allowance for loans and lease losses                   591                  585
                                                              -------              -------
     Loans and leases receivable, net                         $55,655              $43,023
                                                              =======              =======


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income market valuation reserve on investment securities available-for-sale is as follows:

               Beginning balance - January 1, 2001     $ 61,232
               Current - period change                  211,977
                                                       --------
               Ending balance - September 30, 2001     $273,209
                                                       ========


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


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as amended. Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the "Company") and its wholly-owned subsidiary, Chattahoochee National Bank (the "Bank") in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards, (iv) changes in the legislative and regulatory environment and (v) the consequences of the September 11, 2001 terrorist attacks and the war on terrorism, including a prolonged economic slowdown. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank's net-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

     Total assets increased from $64,196,802 on December 31, 2000 to $99,923,991 on September 30, 2001, an increase of $35,727,189. This increase was due in large part to an increase in loans of $12,632,692, a $18,539,345 increase in securities available for sale, and a $5,458,693 increase in federal funds. This growth was primarily funded by a $35,053,441 increase in deposits. Increased marketing efforts were largely responsible for this deposit increase. Due to lower than expected loan demand, negotiable securities were used to invest these new deposits.

     The $35,053,441 increase in deposits came in large part from an increase of $2,481,295 in non-interest bearing demand, an increase of $7,054,944 in time deposits of $100,000 or more and an increase of $16,203,477 in other time deposits. Interest-bearing demand and money market deposits increased $9,284,017.

Allowance for Loan Losses

     The allowance for loan losses as of September 30, 2001 was $590,638 compared to $585,000 as of December 31, 2000. The allowance for loan losses, as a percentage of total gross loans, for September 30, 2001 was 1.05%, compared to 1.34% as of December 31, 2000. The increase in the provision for possible loan losses during the third quarter of 2001 was prompted by risks inherent in the loan portfolio. During the first and third quarters of 2001, a review of the Bank's loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $11,239,326, representing 11.25% of total assets. Securities amounted to $31,534,568, representing 31.56% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 2001, total deposits increased $35,053,441 as a result of increased marketing efforts. Additionally, the Company has offered secure repurchase accounts to its customers totalling $790,521. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management is not aware of any trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     During 2001, the Company reissued 59,259 shares of its common stock which were purchased by the Bank's ESOP. The Company made a loan to the ESOP for this stock purchase and took a pledge and assignment of its stock as collateral.

     This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                                     MINIMUM
                                                                    REGULATORY
                                           SEPTEMBER 30, 2001       REQUIREMENT
                                           ------------------       -----------

          Tier 1 Capital                         13.59%                4.0%
          Tier 2 Capital                          0.87                  --
                                                 -----                 ---
               Total risk-based capital ratio    14.46%                8.0%
                                                 =====                 ===
           Leverage ratio                         9.92%                3.0%
                                                 =====                 ===

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2001

     Net income for the six-month period ended September 30, 2001 amounted to $59,199, or $.06 per basic and diluted income per share compared to a net loss of $10,485 or $.01 per basic and diluted loss per share. The following is a brief discussion of the more significant components of net loss during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.


           September 30, 2001
           ------------------

                 Interest                              Interest    Annualized
             Earning Assets/               Average      Income/      Yield/
            Bearing Liabilities            Balance       Cost         Cost
          ---------------------          -----------  ----------   ----------

          Federal funds sold             $ 7,311,792  $  272,187      4.96%
          Securities                      27,852,734   1,306,621      6.25%
          Loans                           50,574,130   3,689,482      9.72%
                                         -----------  ----------
               Total                     $85,738,656  $5,268,290      8.19%
                                         ===========  ==========

          Deposits                       $73,872,896  $3,029,493      5.47%
          Other borrowings                 4,497,045     169,639      5.03%
                                         -----------  ----------
               Total                     $78,369,941  $3,199,132      5.44%
                                         ===========  ----------     -----

          Net interest income                         $2,069,158      2.75%
                                                      ==========     =====

          Net yield on earning assets                                 3.22%
                                                                     =====



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
                                                                     =====


     b. Total other income for the nine-month period ended September 30, 2001 amounted to $394,292 compared to $225,684 for 2000. On an annualized basis, this represents 0.39% of total assets compared to 0.61% of total assets for the same period in 2000. The Bank sold loans and leases totaling $3,962,127 without recourse compared with $2,198,441 in 2000. The profit from these sales was $207,367 or 52.59% of total other income compared with $151,157 and 66.98% for 2000. The service charge on deposit accounts is relatively low, at $43,266 or 10.97% of total other income compared with $28,061 or 12.43% for 2000. Most of our deposit customers maintain balances at levels that prevent service charges. Additionally, available for sale securities were sold for net gains of $57,581 or 14.60% of total other income. There were no such gains for the comparative nine-month period in 2000. Of the $86,078 of miscellaneous other income or 21.83% of total other income, $75,693 or 87.94% of miscellaneous other income consists of mortgage origination and fee income from mortgage loans, which are not added to the Bank's loan portfolio. For 2000, of the $46,466 of miscellaneous other income, or 20.59% of total other income, $37,193 or 80.04% related to mortgage origination activity. Decreased mortgage rates have increased mortgage loan activity during 2001.


     c. Operating expenses for the nine-month period ended September 30, 2001 amounted to $2,263,251 compared to $1,895,640 for 2000. The largest expense being related to salaries and employee benefits and professional and outside services. The majority of the increase was due to the opening of a second location in March 2000, the addition of staff for Small Business Loan origination in February 2000 and the addition of a chief lending officer in August 2000. These expenses were present for the entire nine-month period in 2001, but not for the comparative period in 2000. On an annualized basis, operating expenses represent 3.02% of total assets compared to 3.49% in 2000.

     d. The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.


Three-Month Period Ended September 30, 2001

     Net income for the three-month period ended September 30, 2001 amounted to $40,679, or $.04 per diluted share compared to $22,840, or $.02 per diluted share. The following is a brief discussion of the more significant components of net income during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

          September 30, 2001
          ------------------

               Interest                                 Interest     Annualized
            Earning Assets/                Average       Income/        Yield/
          Bearing Liabilities              Balance        Cost          Cost
          -------------------            -----------   ----------    ----------

          Federal funds sold             $ 3,693,354   $   30,565       3.31%
          Securities                      29,911,543      461,052       6.17%
          Loans                           55,959,413    1,249,035       8.93%
                                         -----------   ----------
               Total                     $89,564,310   $1,740,652       7.77%
                                         ===========

          Deposits                       $77,979,596   $1,008,804       5.17%
          Other borrowings                 4,635,765       46,134       3.98%
                                         -----------   ----------
               Total                     $82,615,361   $1,054,938       5.11%
                                         ===========   ----------       ----


          Net interest income                          $  685,714       2.66%
                                                       ==========       ====

          Net yield on earning assets                                   3.06%
                                                                        ====





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
                                                                        =====

     b. Total other income for three-month period ended September 30, 2001 amounted to $141,328 compared with $110,962 for 2000. On an annualized basis, this represents 0.14% of total assets compared with 0.27% for 2000. The Bank sold loans and leases totaling $1,015,999 without recourse compared to $1,572,743 in 2000. The profit in 2001 from these sales was $81,653 or 57.78% of total other income compared with $83,705 or 75.44% for 2000. The service charge on deposit accounts was $15,975 or 11.30% of total other income compared with $10,530 or 9.49% for 2000. Most of our deposit customers maintain balances at levels that prevent service charges. Miscellaneous other income was $26,403 or 18.68% of total other income compared to $16,727 or 15.08% of total other income for 2000. The majority of other income is related to mortgage origination activities. Decreased mortgage rates have increased mortgage loan activity during 2001, resulting in increased mortgage origination income.

     c. Operating expenses for the three-month period ended September 30, 2001 amounted to $753,363 compared to $667,241 in 2000, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 3.01% of total assets compared with 4.81% of total assets in 2000.


     We have provided for income taxes at an effective tax rate of 38% including state income taxes for the first nine months of 2001. No taxes were recorded during the first nine months of 2000 due to cumulative net operating losses.

     The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively effect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

     We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

Date: November 13, 2001       By: /s/ H. N. Padget, Jr.
                                  ----------------------------
                                  H. N. Padget, Jr., President and
                                  Chief Executive Officer
                                  (principal executive officer)

Date: November 13, 2001       By: /s/ Danny F. Dukes
                                  ----------------------------
                                  Danny F. Dukes, Senior Vice President,
                                  Chief Financial Officer
                                  (principal financial and accounting officer)