Form 10KSB
period 2001-12-31
CNB HOLDINGS INC /GA/
filed 2002-04-01
CIK 1058973

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                           __________________________

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                   For the fiscal year ended December 31, 2001

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

                           __________________________

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         The issuer's revenues for its most recent fiscal year were $7,815,331.

         The aggregate market value of the common stock held by non-affiliates of the issuer (719,701 shares) on March 29, 2002 was approximately $6,477,309. For the purpose of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of March 29, 2002, there were 1,059,259 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [_]
No [X]

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

         At December 31, 2001, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

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

         Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines set forth in 12 U.S.C. Section 84 as an exception to the 15% limit. The Bank's initial lending limit is $1,507,000 for loans not fully secured plus an additional $1,005,000 (or an aggregate of approximately $2,512,000) for loans which meet the 12 U.S.C. Section 84 guidelines. These limits will increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earnings or losses, among other reasons. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

         At December 31, 2001, the Bank had no customers with aggregate deposits equal to or greater than $8,547,000, which equates to 10% of the Bank's total deposits.

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

         Correspondent Banking. Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. The Bank has a correspondent relationship with several banks, including Compass Bank, Birmingham, Alabama, The Banker's Bank, Atlanta, Georgia, Synovus Financial Corporation, Columbus, Georgia and the Federal Home Loan Bank of Atlanta. At December 31, 2001, the Bank had outstanding participations with its correspondent banks of approximately $1,030,022.

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

         Employees. The Bank has 25 full-time employees. The Company does not have any employees who are not also employees of the Bank.

         Competition. The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Metropolitan Atlanta area. As of December 31, 2001, the north Fulton County area was served by 13 commercial banks with a total of 63 offices. A number of these competitors are well established in the PSA. Most of them have substantially greater resources and lending limits than the Bank and other certain services, such as extensive and established branch networks and trust services, that the Bank does not provide.

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

__________________________
(1)   An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(4) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(5)   Ratio of tangible equity to total assets.

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

                                                 Fiscal Year Ended December 31, 2001
                                                 -----------------------------------
                                                                Bid
                                                 -----------------------------------
                                                       High                Low
                                                       ----                ---
         First Quarter ........................      $ 8.00               $6.75
         Second Quarter .......................      $10.00               $6.87
         Third Quarter ........................      $ 9.70               $7.60
         Fourth Quarter .......................      $ 9.50               $7.75

                                                 Fiscal Year Ended December 31, 2000
                                                 -----------------------------------
                                                                Bid
                                                 -----------------------------------
                                                       High                Low
                                                       ----                ---
         First Quarter ........................      $ 8.38                $ 6.00
         Second Quarter .......................      $ 8.00                $ 5.50
         Third Quarter ........................      $ 8.25                $ 7.14
         Fourth Quarter .......................      $ 7.88                $ 6.63

         B.   Holders of Common Stock.

         As of March 29, 2002, there were 34 record holders of the Common Stock of the Company. This number is exclusive of beneficial owners whose Company Common Stock is held in street name.

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

Results of Operations

         General. The year 2001 was a year of growth for the Company and the Bank. As the results discussed below indicate, during 2001, the Bank continued to grow and build its balance sheet and income statement in a prudent manner. Accordingly, as the Bank enters 2002, management believes the Bank is well positioned to continue this growth and capitalize on market opportunities.

         At December 31, 2001, total assets had increased 62.4% to $104.3 million and total deposits increased 74.6% to $85.5 million. Total loans had grown 43.9% to $62.8 million, which created a loan to deposit ratio of approximately 73%. At December 31, 2000, total assets were $64.1 million, total deposits were $49.0 million and total loans were $43.6 million. The loan to deposit ratio was 89%.

         Net Interest Income. The Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

         Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the fiscal years ended 2001 and 2000.

                                                                    December 31,2001
                                                         In thousands (000), except percentages
                                                     ------------------------------------------------

                                                                          Interest
                                                           Average        Income/          Yield/
                                                           Balance        Expense          Cost
                                                           -------        -------          -----
             Federal funds sold                           $   7,550      $     316         4.19%
             Securities                                      28,488          1,763         6.19%
             Loans and Leases, net                           53,041          4,845         9.13%
                                                          ---------      --------
                    Total earning assets                  $  89,079      $   6,924         7.77%
                                                          =========      =========       ========

             Interest-bearing deposits                    $  70,040      $   3,992         5.70%
             Other borrowings                                 5,325            253         4.75%
                                                          ---------      ---------
                    Total interest-bearing liabilities    $  75,365      $   4,245         5.63%
                                                          =========      =========       ========

             Net yield on earning assets                                                   3.01%
                                                                                         ========

                Net interest spread                                                        2.14%
                                                                                         ========

                                                                    December 31, 2000
                                                         In thousands (000), except percentages
                                                     ------------------------------------------------

                                                                               Interest
                                                             Average           Income/      Yield/
                                                             Balance           Expense      Cost
                                                             -------           -------      -----
             Federal funds sold                           $     2,109      $        129       6.12%
             Securities                                         9,630               604       6.27%
             Loans and Leases, net                             35,386             3,885      10.98%
                                                             ---------        ----------
                       Total earning assets               $    47,125      $      4,618       9.80%
                                                             =========        ==========    ========

             Interest-bearing deposits                    $    32,623      $      1,998       6.12%
             Other borrowings                                   2,375               150       6.32%
                                                             ---------        ----------
                       Total interest-bearing liabilities $    34,998      $      2,148       6.14%
                                                             =========        ==========    ========

             Net yield on earning assets                                                      5.24%
                                                                                            ========

             Net interest spread                                                              3.66%
                                                                                            ========

         As reflected above, average yield on earning assets amounted to 7.77% for 2001 compared to 9.80% for 2000. The average cost of funds amounted to 5.63% for 2001 compared to 6.14% for 2000. Net interest yield for the period ended December 31, 2001 was 3.01% compared to 5.24% for period ended December 31, 2000. During 2001, key interest rates, such as The Wall Street Journal's Prime Rate, decreased throughout the year. The prime rate was dropped eleven times in 2001 to 4.75% at December 31, 2001. The decrease in this key rate lead to the overall decrease in the Bank's net yield on interest-earning assets.

         Non-Interest Income. Non-interest income for the fiscal year ended December 31, 2001 was $891,161 compared to $315,215 for the fiscal year ended December 31, 2000. Non-interest income consists of service charges on deposit accounts, mortgage origination fees, and gains on the sale of loans and securities. Decreasing rates during 2001 resulted in increased mortgage origination activity, as mortgage origination fees income increased in 2001 by $89,632. Increased SBA loan origination activity increased in 2001 resulting in increased gains recognized on the sale of loans in 2001 of $248,186. In the first two quarters of 2001, we experienced a dramatic increase of deposits due to an investor exodus from the equity markets. Since we had no immediate loan demand and rates began their trend downward, our investment strategy was to extend the maturities on purchased securities with call features. We laddered our call protection throughout 2001 and in to 2002. We also bought "A" rated or better corporate securities with maturities of less than five years. As loan demand increased and the interest rate environment changed, we sold securities to meet our cash demands. In the fourth quarter, we chose to sell additional securities and reinvest in mortgage backed securities with average lives of approximately four years to improve upon the consistency of our cash flows. The gains recognized on the sale of securities amounted to $216,261 in 2001 as compared to none recognized in 2000. Non-interest income for the period represented 1.00% and .66% of average total earning assets respectively.

         Non-Interest Expense. Non-interest expense for the fiscal year ended December 31, 2001 was $3,087,249 compared to $2,600,251 for the fiscal year ended December 31, 2000. As a percentage of total average assets, non-interest expense amounted to 3.35% in 2001 compared to 6.20% in 2000. Additional salaries and benefits were needed in connection with the bank's new SBA Loan initiative, the addition of a new Senior Lending Officer and additional local lending personnel. The Bank's new office also caused increases in equipment and occupancy expense. The additional office caused increases in equipment and occupancy expense. The Internet banking and cash management system is an integral part of the Bank's lower cost product delivery strategy. Below are the components of non-interest expense for the fiscal years ended 2001 and 2000.

                                                         2001               2000
                                                         ----               ----
           Salaries and benefits                     $ 1,661,217        $1,372,958
           Equipment and occupancy expense               487,959           454,301
           Legal and professional                        173,245           189,776
           Data processing                               132,369           107,045
           Printing and supplies                          50,901            66,765
           Postage and courier                            77,029            54,079
           Telephone                                      71,846            70,002
           Advertising                                    57,393            47,053
           Marketing                                      15,938            26,759

           Insurance-directors and officers                  24,074          18,551
           Other operating expenses                         335,278         192,962
                                                       ------------     -----------
                    Total non-interest expense         $  3,087,249     $ 2,600,251
                                                       ============     ===========

         Allowance for Loan Losses. During 2001, allowance for loan losses increased by $123,918. In 2001 the Bank charged of loans totaling there were $226,294. The charge offs in 2001 were the first to be incurred since commencing operations. The allowance for loan losses as a percentage of gross loans was 1.13% as of December 31, 2001 as compared to 1.34% as of December 31, 2000. Although the allowance for loan losses as a percentage of gross loans decreased at December 31, 2001 compared to December 31, 2000, our percentage of loans secured by cash or cash equivalent collateral, government guarantees and owner occupied real estate also increased from 22% to 29% during the same period. These type loans typically have less credit risk than other loan types. As of December 31, 2001, management considers the allowance for loan losses to be adequate to absorb known risks in the loan portfolio. During 2001, two reviews of the Bank's loan portfolio by an independent firm were conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         The following tables present an analysis of the net interest earnings of the Bank for the fiscal years ended 2001 and 2000 with respect to each major category of interest-earning asset and each major category of interest-bearing liability.

                                                                              December 31, 2001
                                                                    In thousands (000), except percentages
                                                                    Average          Interest         Average
                                    Assets                          Amount           Earned            Yield
                                    ------                         ---------         --------        ---------
                    Federal funds sold                            $    7,550        $    316           4.19%
                    Taxable securities                                28,488           1,763           6.19%
                    Net loans                                         53,041/(1)/      4,845/(2)/      9.13%
                                                                  ----------        --------
                            Total earning assets                  $   89,079        $  6,924           7.77%
                                                                  ==========        ========         =========


                                                                    Average          Interest         Average
                                 Liabilities                        Amount           Expense           Cost
                                 -----------                        ---------        ---------       ---------

                   NOW and money market deposits                  $   12,456        $    486           3.90%
                   Savings deposits                                       50               1           2.81%
                   Time deposits                                      57,534           3,505           6.09%
                   Other borrowings                                    5,325             253           4.75%
                                                                  -----------       ---------
                           Total interest-bearing liabilities     $   75,365        $  4,245           5.63%
                                                                  ===========       =========        =========
                                                                                                       3.01%
                                                                                                     =========
                               Net interest spread                                                     2.14%
                                                                                                     =========

             ---------------------------
              (1) Included in the average balance of net loans for 2001 are non-accrual loans totaling $341,000.
              (2) Interest earned on net loans includes loan fees and loan service fees of $336,480 in 2001.

                                                                               December 31, 2000
                                                                    In thousands (000), except percentages
                                                                    Average            Interest         Average
                                    Assets                          Amount             Earned            Yield
                                    ------                          ------             --------         -------
                   Federal funds sold                            $     2,109        $      129            6.12%
                   Taxable securities                                  9,630               604            6.27%
                   Net loans                                          35,386/(1)/        3,885/(2)/      10.98%
                                                                 -----------        ----------
                           Total earning assets                  $    47,125        $    4,618            9.80%
                                                                 ===========        ==========          ======


                                                                     Average            Interest         Average
                                 Liabilities                         Amount             Expense           Cost
                                 -----------

                   NOW and money market deposits                 $    10,051        $      511            5.08%
                   Savings deposits                                       17                 0            0.00%
                   Time deposits                                      22,555             1,487            6.59%
                   Other borrowings                                    2,375               150            6.32%
                                                                 -----------        ----------
                           Total interest-bearing liabilities    $    34,998        $    2,148            6.14%
                                                                 ===========        ==========          ======
                                  Net yield on earning assets                                             5.24%
                                                                                                        ======
                                              Net interest spread                                         3.66%
                                                                                                        ======

          -------------------------
          (1) Included in the average balance of net loans for 2000 are non-accrual loans totaling $124,000.
          (2) Interest earned on net loans includes loan fees and loan service fees of $282,115 in 2000.

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

                                                                      Year Ended December 31,
                                                                          2001 vs. 2000
                                                                      (Dollars in thousands)
                                                                          Changes Due To:

                                                                                                Increase
                   Increase (decrease) in:                        Rate            Volume       (Decrease)
                                                                  ----            ------       ----------
                   Income from interest-earning assets:
                   Federal funds sold                         $      (52)      $       239    $       187
                   Taxable securities                                 (8)            1,167          1,159
                   Net loans                                        (735)            1,695            960
                                                               ------------     -----------    ------------
                           Total interest income                    (795)            3,101          2,306
                                                               ------------     -----------    ------------

                   Expense from interest-bearing liabilities:
                   NOW and money market deposits                    (133)              108            (25)
                   Time deposits                                    (119)            2,138          2,019
                   Other borrowings                                  (45)              148            103
                                                               ------------     -----------    ------------
                          Total interest expense                    (297)            2,394          2,097
                                                               ------------     -----------    ------------

                          Net interest income                 $     (498)      $       707    $       209
                                                               ============     ===========    ============

         Deposits. The following table presents, for the fiscal years ended 2001 and 2000, the average amount of and average rate paid on each of the described deposit categories.

                                                                             December 31, 2001
                                                                    In thousands (000), except percentages
                                                                    --------------------------------------
                                                                          Average           Average
                     Deposit Category                                      Amount          Rate Paid
                     ----------------                                      ------          ---------
                     Non interest-bearing demand deposits               $   6,617                 --
                     NOW and money market deposits                         12,456               3.90%
                     Savings deposits                                          50               2.81%
                     Time deposits                                         57,534               6.09%

                                                                              December 31, 2000
                                                                    In thousands (000), except percentages
                                                                    ---------------------------------------
                                                                          Average             Average
                     Deposit Category                                      Amount            Rate Paid
                     ----------------                                      ------            ---------
                     Non interest-bearing demand deposits               $   4,639                  --
                     NOW and money market deposits                         10,051                5.08%
                     Savings deposits                                          17                  --
                     Time deposits                                         22,555                6.59%

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2001:

                                                         Time
                                                Certificates of Deposits
                                                    In thousands (000)
                                                    ------------------
                          3 months or less              $   8,629
                          3-6 months.......                 2,397
                          6-12 months......                 5,510
                          Over 12 months...                 4,529
                                                        ---------
                              Total........             $  21,065
                                                        =========

         At December 31, 2001, the Bank had no deposit relationships that represented concentrations.

Financial Condition

         The following is a presentation of the average consolidated balance sheet of the Company for the fiscal years ended 2001 and 2000 respectively. This presentation includes all major categories of interest earning assets and interest and interest bearing liabilities.

                     AVERAGE CONSOLIDATED ASSETS
                         In thousands (000)
                 --------------------------------------
                                                          December 31,
                                                      2001            2000
                                                  -----------      --------
                 Federal funds sold                $   7,550       $  2,109
                 Taxable securities                   28,488          9,630
                 Net loans                            53,041         35,386
                                                   ---------       --------
                       Total earning assets        $  89,079       $ 47,125
                 Other assets                          2,968          1,794
                                                   ---------       --------
                       Total assets                $  92,047       $ 48,919
                                                   =========       ========


              AVERAGE CONSOLIDATED LIABILITIES AND
                      STOCKHOLDERS' EQUITY
                       In thousands (000)
            -----------------------------------------
                                                          December 31,
                                                     2001              2000
                                                  ---------         --------

                 Non interest-bearing deposits    $   6,617         $  4,639
                 NOW and money market deposits       12,456           10,051
                 Savings deposits                        50               17
                 Time deposits                       57,534           22,555
                 Other borrowings                     5,325            2,375
                 Other liabilities                    1,249              281
                                                  ---------         --------
                       Total liabilities          $  83,231         $ 39,918
                 Stockholders' equity                 8,816            9,001
                                                  ---------         --------
                       Total liabilities and
                       stockholders' equity       $  92,047         $ 48,919
                                                  =========         ========

         Loan Portfolio. The following table presents various categories of loans contained in the Bank's loan portfolio for the fiscal years ended December 31, 2001 and 2000, and the total amount of all loans for such periods.

                                                                           December 31,
                                                                       In thousands (000)
                                                                       ------------------
                                                                        2001         2000
                                                                        ----         ----
                  Type of Loan
                  ------------
                  Commercial loans                                   $  27,529    $25,000
                  Real estate - construction                            24,063      7,715
                  Real estate - mortgage                                 5,362      4,419
                  Lease financing                                        3,270      4,215
                  Installment and other loans to individuals             2,611      2,305
                                                                     ---------    -------
                           Subtotal                                     62,835     43,654
                  Less: Deferred loan fees and costs                        80         46
                  Less: Allowance for possible loan losses                 709        585
                                                                     ---------    -------
                           Total (net of allowance)                  $  62,046    $43,023
                                                                     =========    =======

         The following is a presentation of an analysis of maturities of loans as of December 31, 2001:

                                                                     In thousands (000)
                                                                     ------------------

                                                                  Due after
                                               Due in 1            1 Year
                                                Year or          Less than          Due after
Type of Loan                                     Less             5 Years            5 Years         Totals
------------                                  -----------       ------------       -----------    -----------
Commercial loans                                $  18,173       $      7,502       $     1,877    $    27,551
Real estate - construction                         15,853              6,557             1,640         24,050
Real estate - mortgage                              3,533              1,461               365          5,359
Installment and other loans to individuals          1,720                496               389          2,605
Lease financing                                     1,079              2,191                 -          3,270
                                                ---------       ------------       -----------    -----------
              Total                             $  40,358       $     18,207       $     4,270    $    62,835
                                                =========       ============       ===========    ===========

         For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2001:

                                                                     In thousands (000)
                                                                     ------------------

                                                                 Due after 1
                                                Due in 1          Year Less
                                                Year or            than 5       Due after
       Interest Category                         Less               Years        5 Years        Totals
       -----------------                     ------------      -------------   -----------    ---------
       Predetermined interest rate           $      5,169         $   17,834     $   4,270     $  27,273
       Floating interest rate                      35,189                373             -        35,562
                                             ------------      -------------   ------------   ----------
                     Total                   $     40,358         $   18,207     $   4,270     $  62,835
                                             ============      =============   ============   ==========

         Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2001 and 2000 is as follows:

                                                                                       (Dollars in Thousands)
                                                                                             December 31,
                                                                                ----------------------------------
                                                                                    2001                   2000
                                                                                ------------            ----------
        Nonaccrual loans                                                         $    1,020             $      285
        Loans contractually past due ninety days or more as to
              Interest or principal payments and still accruing                           0                    136
        Restructured Loans                                                                0                      0
        Loans, now current about which there are serious doubts as to
              the ability of the borrower to comply with loan repayment terms             0                      0
        Interest income that would have been recorded on nonaccrual
              and restructured loans under original terms                                18                     16
        Interest income that was recorded on nonaccrual and
              restructured loans                                                          0                      0

         As of December 31, 2001, there were no loans classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

         Summary of Loan Loss Experience. An analysis of the Bank's loan loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for loan losses.

                                                   Analysis of the Allowance for Loan Losses

                                                                                 December 31, 2001
                                                                                 -----------------
          Balance at beginning of period                                    $              585,000
          Charge-offs:
                       Commercial loans                                                     37,089
                       Real estate - construction                                                0
                       Real estate - mortgage                                                    0
                       Installment and other loans to individuals                                0
                      Lease financing                                                      189,205
                                                                               -------------------
                                        Total                                              226,294
          Recoveries
                       Commercial loans                                                          0
                       Real estate - construction                                                0
                       Real estate - mortgage                                                    0
                       Installment and other loans to individuals                                0
                      Lease financing                                                            0
                                                                               -------------------
                                        Total                                                    0
                                                                               -------------------
          Net charge-offs                                                                        0
          Additions charged to operations                                                  350,212
                                                                               -------------------
          Balance at end of period                                          $              708,918
                                                                               ===================

          Ratio of net charge-offs during the period to average loans
               outstanding during the period                                                   .43%
                                                                               ===================

                                                     Analysis of the Allowance Loan Losses

                                                                                 December 31, 2000
                                                                                 -----------------

          Balance at beginning of period                                    $              405,000
          Charge-offs:
                       Commercial loans                                                          0
                       Real estate - construction                                                0
                       Real estate - mortgage                                                    0
                       Installment and other loans to individuals                                0
                      Lease financing                                                            0
                                                                               -------------------
                                        Total                                                    0
          Recoveries
                       Commercial loans                                                          0
                       Real estate - construction                                                0
                       Real estate - mortgage                                                    0
                       Installment and other loans to individuals                                0
                      Lease financing                                                            0
                                                                               -------------------
                                        Total                                                    0
                                                                               -------------------
          Net charge-offs                                                                        0
          Additions charged to operations                                                  180,000
                                                                               -------------------
          Balance at end of period                                          $              585,000
                                                                               ===================
          Ratio of net charge-offs during the period to average loans
               outstanding during the period                                                     0%
                                                                               ===================

         At December 31, 2001, the allowance for possible loan losses was allocated as follows:

                                                                                      Percent of
                                                                                       loans in
                                                                                         each
                                                                                      category to
                                                                       Amount         total loans
                                                                       ------         -----------
                   Commercial loans                                 $    409,432            44%
                   Real estate - construction                             34,453            38%
                   Real estate - mortgage                                 14,085             9%
                   Installment and other loans to individuals              6,794             4%
                  Lease financing                                        244,154             5%
                  Unallocated                                                  0             0%
                                                                    ------------      --------
                        Total                                       $    708,918           100%
                                                                    ============      ========

         At December 31, 2000, the allowance for loan losses was allocated as follows:

                                                                                      Percent of
                                                                                       loans in
                                                                                         each
                                                                                      category to
                                                                       Amount         total loans
                                                                       ------         -----------
                   Commercial loans                                 $    269,100             57%
                   Real estate - construction                             35,100             18%
                   Real estate - mortgage                                117,000             10%
                   Installment and other loans to individuals            105,300              5%
                  Lease financing                                         58,500             10%
                  Unallocated                                                  0              0%
                                                                    ------------      ---------
                        Total                                       $    585,000            100%
                                                                    ============      =========

         Loan Loss Reserve. In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 44% of outstanding loans are in the category of commercial loans, which includes commercial and industrial. Because of the larger average balance, commercial loans are generally considered by management as having greater risk per loan than other categories of loans in the Bank's loan portfolio. However, over 97% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of a large portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these types of loans.

         Real estate construction loans were 38% of the Bank's outstanding loans as of December 31, 2001. The Bank's loan policies prohibit the amount of the original real estate construction loan to exceed 80% of the appraised value of the collateral. Generally, these loans are owner-occupied real estate, not leased facilities.

         Real estate mortgage loans constituted 9% of outstanding loan balances at December 31, 2001. All loans in this category represent commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         Lease financings represented 5% of the loan portfolio at December 31, 2001. These leases are generally for income producing commercial equipment, such as heavy machinery used in construction and road building.

         The Bank's consumer loan portfolio constituted 4% of the Bank's outstanding loans at December 31, 2001. At December 31, 2001, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      During 2001, two reviews of the Bank's loan portfolio by an independent firm were conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on a semi-annual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

         Investments. As of December 31, 2001, net loans comprised approximately 60% of the Bank's assets and investment securities comprised approximately 31% of the Bank's assets, and federal funds sold comprised approximately 5% of the Bank's assets.

         The following table presents, for the periods indicated, the book value of the Bank's investments. All securities held at December 31, 2001 and 2000 were categorized as available-for-sale.

                                                                                    December 31,
               Investment Category
               -------------------
                                                                               2001                  2000
                                                                               ----                  ----
               Available-for-Sale:
               ------------------

               Obligations of U.S. Treasury and other U.S. agencies       $     27,191,333     $    12,507,223
               Corporate securities                                              4,695,431                   0
               Federal Reserve Bank stock                                          288,000             288,000
               Federal Home Loan Bank stock                                        350,000             200,000
                                                                          ----------------     ---------------
                                Total                                     $     32,524,764     $    12,995,223
                                                                          ================     ===============

         The following table indicates, for the fiscal year ended December 31, 2001, the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

       Investment Category
       -------------------
                                                                              Weighted
                                                                               Average
       Available-for-Sale:                                        Amount      Yield (1)
       ------------------                                         ------      ---------
       Obligations of U.S. Treasury
       and other U.S. agencies:
              0-1 year                                      $          0            --%
              Over 1 through 5 years                           3,266,437          5.37%
              Over 5 through 10 years                          5,295,124          5.85%
              Over 10 years                                   18,629,772          5.70%
       Corporate securities
              0-1 year                                                 0            --%
              Over 1 through 5 years                           4,695,431          5.85%
              Over 5 through 10 years                                  0            --%
              Over 10 years                                            0            --%
       Federal Reserve Bank stock, no maturity                   288,000          6.00%
       Federal Home Loan Bank stock, no maturity                 350,000          7.00%
                                                            ------------
                   Total                                    $ 32,524,764          5.73%
                                                            ============       =======

     ---------------------
       (1)  The Bank has not invested in any tax-exempt obligations.

         Return on Equity and Assets. Returns on average consolidated assets and average consolidated equity for fiscal years ended December 31, 2001 and 2000 are presented below.

                                                      December 31,
                                                 2001             2000
                                               ---------        --------

Return on average assets                          0.14%             0.01%
Return on average equity                          1.51%             0.05%
Average equity to average assets ratio            9.58%            18.40%
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

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2001 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                        After 3
                                                         months       After 1
                                            Within        but         year but
                                              3         within 1      within 5   After 5
                                            months        year         years      years    Totals
                                            ------        ----         -----      -----    ------
                                                                                             (1)
                                                                                             ---
      SELECTED ASSETS
      Loans                                 $35,084     $  4,098      $ 18,207   $ 4,270   $ 61,659
      Securities                                638          900         7,351    23,636     32,525
      Cash and due from banks                   560           --            --        --        560
      Fed funds sold                          5,375           --            --        --      5,375
                                            -------     --------      --------   -------   --------
          Total selected assets             $41,657     $  4,998      $ 25,558   $27,906   $100,119
                                            =======     ========      ========   =======   ========

      FUNDING SOURCES
      Demand deposits, interest-bearing
          demand and savings                $15,663     $     --      $     --   $ 9,291   $ 24,954
      Certificates, less than  $100M         14,225       13,900        11,328        --     39,453
      Certificates $100M and over             8,633        7,903         4,529        --     21,065
      Other borrowings                        4,253           --         1,000     3,000      8,253
                                            -------     --------      --------   -------   --------
      Total funding sources                 $42,774     $ 21,803      $ 16,857   $12,291   $ 93,725
                                            =======     ========      ========   =======   ========

      Interest-sensitivity gap              $(1,117)    $(16,805)     $  8,701   $15,615
      Cumulative interest-sensitivity gap   $(1,117)    $(17,922)     $ (9,221)  $ 6,394
      Interest-sensitivity gap ratio          97.39%       22.92%       151.62%   227.04%
      Cumulative interest-sensitivity
          gap ratio                           97.39%       72.25%        88.68%   106.82%

         (1) Total loans exclude past due and non-accrual loans as of December 31, 2001 due to uncertainty of the timing of cash flows.

         As evidenced by the table above, the Company is cumulatively liability sensitive within six months. In a decreasing interest rate environment, a liability sensitive position (a gap ratio less than 100%) is generally more advantageous as liabilities are repriced sooner than the earning assets. Conversely, in an increasing interest rate environment, an asset sensitive position (a gap ratio of more than 100%) is generally more advantageous since assets are repriced sooner than liabilities. With respect to the Company, an increase in interest rate would result in lower earnings while a decline in interest rates will increase income. This, however, assumes that all other factors affecting income remain constant. It also assumes no prepayments in the loan or investment portfolios, which is highly unlikely due to the company's investment in mortgage backed securities with average lives of less than four years.

         As the Company continues to grow, management will structure its rate sensitivity position to hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a monthly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $36.5 million in 2001. Below are the pertinent liquidity balances and ratios for the periods ended December 31, 2001 and December 31, 2000.

                                                                              2001           2000
                                                                              ----           ----
                    Cash and cash equivalents                            $   560,523      2,421,769
                    Federal fund sold                                    $ 5,375,013      3,991,606
                    Securities                                           $32,524,764     12,995,223
                    CDs, over $100,000 to total deposits ratio                 24.65%         25.35%
                    Loan to deposit ratio                                      73.42%         89.06%
                    Brokered deposits                                            N/A            N/A

         At December 31, 2001, large denomination certificates accounted for 24.65% of total deposits compared with 25.35% at December, 31, 2000. Large denomination CDs are generally more volatile than other deposits. As a result, management monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in the Atlanta, Georgia Metropolitan Statistical Area (MSA), the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of this MSA, as outside depositors are more likely to be interest rate sensitive.

         Cash and cash equivalents are the primary source of liquidity. At December 31, 2001, cash and cash equivalents amounted to $5.93 million, representing 5.69% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $2,638,000 of the $32.5 million in the Bank's securities portfolio is scheduled to mature in 2002.

         Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2001, the Bank had no brokered deposits in its portfolio.

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

         The table below illustrates the Bank's and Company's regulatory capital ratios at the December 31, 2001:

                                                                                         Minimum
                                                                                       regulatory
                                                             December 31, 2001         requirement
                                                            ---------------------    ----------------
                  Bank
                  ----
                  Tier 1 Capital                                     12.16%                 4.0%
                  Tier 2 Capital                                      0.92%                  --
                                                            ---------------------    ----------------
                         Total risk-based capital ratio              13.08%                 8.0%
                                                            =====================    ================
                  Leverage Ratio                                      9.18%                 4.0%
                                                            =====================    ================

                  Company - Consolidated
                  ----------------------
                  Tier 1 Capital                                     11.43%                 4.0%
                  Tier 2 Capital                                      0.92%                  --
                                                            ---------------------    ----------------
                         Total risk-based capital ratio              12.35%                 8.0%
                                                            =====================    ================

                  Leverage ratio                                      8.63%                 4.0%
                                                            =====================    ================

         The above ratios indicate that the capital positions of the Bank and the Company are sound and that both are well positioned for future growth.

Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual lives, and reviewed for impairment. SFAS No. 141 was effective July 1, 2001 while the provisions of SFAS No. 142 is effective January 1, 2002.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

       Each person listed below has been a director of the Company since July 27, 1998. Directors of the Company serve staggered terms, which means that one-third of the directors will be elected each year at the Company's annual meeting of shareholders.

       Each person listed below is also a director of the Bank. The Bank's officers are appointed by the Bank's Board of Directors and hold office at the will of the Bank's Board of Directors.

Michael L. Aldredge, age 49, has served as Operations Manager and Secretary of Squire Inn, Inc., a hotel holding company, since 1990. Mr. Aldredge is also a partner in KAL Jax Hotel, LTD, where he serves as Managing Partner of the Days Inn Jacksonville Beach Resort. Mr. Aldredge is a member of the Loan Committee and Audit Committee of the Bank.

C. Dan Alford, age 41, has served as the Chief Financial Officer of Allied Utility Network LLC, a consultant to the utility industry, since February 1998. From 1989 to 1998, Mr. Alford served as the Executive Vice President and Chief Operating Officer of A&C Enercom, Inc., a subsidiary of Virginia Electric Power Company, from 1996 to 1997, where he also served as General Manager of National Operations for the Commercial & Industrial Division. Mr. Alford is the Chairman of the Audit Committee and a member of the Compensation Committee of the Company. Mr. Alford is also a member of the Audit, Compliance and Community Reinvestment Act Committee of the Bank.

Patricia Rhodes Grimes, age 53, has been retired from SunTrust Service Corporation since 1992. She has extensive banking experience and held various management level positions with SunTrust Service Corporation and Trusco Data Systems, a division of Trust Company of Georgia. Most recently, Ms. Grimes served as Senior Vice President and Manager of the Application Systems Division with SunTrust Service Corporation, a subsidiary of SunTrust Banks, Inc. Ms. Grimes also held positions with Trusco Data Systems, including Group Vice President and Assistant Manager of Systems and Programming, Vice President and Section Manager of Deposits, Financial and Human Resources Systems, Systems Officer and Project Leader of the Demand Deposit System, and Programmer/analyst for Deposit Applications. Further, Ms. Grimes has served on the MIS Advisory Board for the University of Georgia. Ms. Grimes is a member of the Audit, Compensation and Executive Committees of the Company. She is also the Chairman of the Marketing and Technology Committee as well as a member of the Audit, Compliance and Community Reinvestment Act Committee of the Bank.

William H. Groce, Jr., age 66, is a retired executive from BellSouth Telecommunications. Mr. Groce held various positions at BellSouth Telecommunications throughout his career which began in 1958, including Executive Assistant to the President of BellSouth Telecommunications and Secretary to its Board of Directors from 1988 until his retirement in 1994. Mr. Groce is the Secretary of the Company and Chairman of the Asset/Liability Management Committee of the Bank.

David R. Hink, age 53, has been the Managing Principal of Strategic Solutions Resources, LLC, a strategy development and merger and acquisition consulting firm, since December 1996. In addition, Mr. Hink is Vice Chairman of ENERCOM, Inc., an Internet software company in which he also serves as a director. From 1995 to 1996, Mr. Hink served as President of the MarKit Division of Severn Trent Systems, a software company. From 1993 to 1995, Mr. Hink was employed with A&C Enercom, Inc., where he served as Senior Vice President and was responsible for its corporate development activities and information technology group of companies. Mr. Hink is the Chairman of the Compensation Committee of the Company and a member of the Executive Committee of the Company. He is also a member of the Loan Committee of the Bank.

Mary E. Johnson, age 49, has served as Chief Operating Officer of T. Stephen Johnson & Associates, Inc. ("TSJ&A"), a financial services consulting firm, and its related entities since January 2000. From 1987 until January 2000, Ms. Johnson served as the Controller of TSJ&A. Ms. Johnson also serves as the Corporate Secretary of TSJ Advisory Group, Inc., a sub-advisor of the Morgan Keegan Select Financial Fund, a banking and financial services fund, since 2000. In addition, Ms. Johnson serves as a Director and the Corporate Secretary of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Ms. Johnson is a member of the Marketing and Technology and Asset/Liability Management Committees of the Bank.

Robert W. Johnston, age 50, is a Vice President of TRC Staffing Services, Inc., in Atlanta, Georgia, a position he has held since January 2000. Prior to that time, Mr. Johnston was a consultant to the staffing services industry through his investment in Koala Enterprises, Inc. since 1978. Mr. Johnston is a member of the Marketing and Technology Committee of the Bank.

H.N. Padget, Jr., age 46, is the President and Chief Executive Officer of the Company and the Bank. He has been a banker in metropolitan Atlanta for over 20 years and has served in various management positions throughout his career. Mr. Padget most recently served as Executive Vice President of Milton National Bank, Alpharetta, Georgia from 1993 through October of 1997. Mr. Padget is the son of Heber N. Padget, Sr., a director of the Company and the Bank.

Heber N. Padget, Sr., age 70, has been retired since 1991 from the farming business he started in 1962. He owns the Padget Cattle Company and Wauka Chick Company, both farming-related businesses located in Gainesville, Georgia. Mr. Padget is a member of the Asset/Liability Management Committee of the Bank. Mr. Padget is the father of H.N. Padget, Jr., the Company's and the Bank's President and Chief Executive Officer.

John A. Pond, age 54, has been the President of Pond & Company, an engineering and architectural services company, since 1987. Mr. Pond holds a professional engineer license as well as a professional land surveyor license. Mr. Pond is the Chairman of the Real Estate Committee of the Bank and is a member of the Marketing Committee of the Bank.

Reid W. Simmons, age 54, is the Vice President of Systems and Chief Information Officer for PracticeWorks, a national provider of healthcare practice management software products and services. From 1981 until its purchase by InfoCure Corporation in 1999 and subsequent spin-off into PracticeWorks, Mr. Simmons was the President, founder and co-owner of OMSystems, Inc. (Orthotrac), a leading provider of computer hardware and software for orthodontists. From 1970 until 1981, he held various sales and management positions with NCR Corporation, including Regional Director and National Director of Large Computer Systems. Mr. Simmons is a member of the Audit Committee of the Company and the Marketing and Technology and Audit, Compliance and Community Reinvestment Act Committees of the Bank.

W. Darrell Sumner, age 53, is the President and co-founder of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Mr. Sumner is a member of the Compensation Committee of the Company and the Loan Committee of the Bank.

W. David Sweatt, age 54, is the Chairman of the Company and the Bank. From 1996 through 1998, Mr. Sweatt managed personal investments. From 1993 until it was sold in 1996, Mr. Sweatt was a director and the President and Chief Executive Officer of Royal Bankshares of Acadiana, Inc., Lafayette, Louisiana, a registered bank holding company which owned the Bank of Lafayette and Trust Bank of the U.S., a non-depository trust company. Mr. Sweatt simultaneously served as President and Chief Executive Officer of both subsidiaries of the holding company. He is the Chairman of the Loan Committee of the Bank and the Chairman of the Executive Committee of the Company.

Additional Executive Officers

Steven G. Deaton, age 39, is the Senior Lending Officer and Executive Vice President of the Bank. From June 1991 through July 2000, Mr. Deaton held numerous management positions with SouthTrust Bank of Georgia, most recently serving as Senior Vice President and Credit Administrator.

Danny F. Dukes, age 41, is the Chief Financial Officer of the Company and Senior Vice President and Controller of the Bank. Mr. Dukes is also Assistant Secretary of the Company and the Bank. From March 1997 until December 1998, Mr. Dukes served as Vice President and Chief Financial Officer of First Community Bancorp and First Community Bank & Trust in Cartersville, Georgia. From March 1994 until March 1997, Mr. Dukes served as Chief Financial Officer of Georgia Federal Credit Union, Atlanta, Georgia.

          There are no family relationships etween any of the directors or executive officers of the Company or the Bank, except that H.N. Padget, Jr., is the son of Heber N. Padget, Sr.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and related regulations of the Securities and Exchange Commission (the "SEC"), require the Company's executive officers and directors, and certain persons who own 10% or more of Company common stock, to file with the SEC reports of their ownership of Company common stock. The regulations also require these persons to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during 2001 all filing requirements applicable to such persons have been met except that each of Messrs. Aldredge, Alford, Padget, Jr., Deaton and Dukes inadvertently failed to timely file a form 5 Annual Statement of Beneficial Ownership of Securities.

EXECUTIVE COMPENSATION

         The following table sets forth a summary of the compensation paid to or accrued on behalf of the Company's Chief Executive Officer and the Bank's Executive Vice President during the last three fiscal years. No other executive officer of the Company or the Bank received annual salary and bonus in excess of $100,000 during the last fiscal year.

                                                                                               Long Term
                                                                                             Compensation
                                                                                                Awards
                                                                                             ------------
                                                                                              Securities
                                                                      Annual                  Underlying
                                                  Fiscal          Compensation/(1)/             Options
                                                           -------------------------------
     Name and Principal Position                   Year       Salary ($)      Bonus ($)            (#)
     ---------------------------------------- ------------ --------------- --------------- ---------------
     H.N. Padget, Jr.                              2001       135,675          10,000           3000/(3)/
     President and Chief Executive Officer         2000       126,302              --             --
                                                   1999       125,000              --           6000/(4)/

     Steven G. Deaton                              2001       116,750          16,115           2500/(5)/
     Senior Lending Officer and                    2000        43,996/(2)/      5,000          4,000/(6)/
           Executive Vice President

     ----------------------------------

     /(1)/ All cash compensation was paid by the Bank.
     /(2)/ First day of employment was August 14, 2000. Annualized salary is
           $115,000.
     /(3)/ Consists of grant of a performance-based incentive stock option for
           3,000 shares of Company common stock.
     /(4)/ Consists of grant of non-qualified stock option for 6,000 shares of
           Company common stock.
     /(5)/ Consists of grant of non-qualified stock option for 2,500 shares of
           Company common stock.
     /(6)/ Consists of grant of a performance-based incentive stock option for 3,000 shares of Company common stock and a non-qualified stock option for 1,000 shares of Company common stock.

Employment Agreement

         In November 1997, the Company and the Bank entered into an employment agreement with H.N. Padget, Jr. regarding Mr. Padget's employment as President and Chief Executive Officer of the Company and the Bank (the "Employment Agreement"). Under the terms of the Employment Agreement, Mr. Padget will receive a salary of $125,000 per year with a 2 1/2% increase per year on the anniversary date of the opening of the Bank. The Employment Agreement provides that at the end of each year of operation, Mr. Padget will be entitled to receive a cash bonus based on a performance matrix established against certain budgets set by the Company. Additionally, the Employment Agreement provides that the Company will grant Mr. Padget incentive stock options to purchase shares of Company common stock, subject to achieving certain performance targets. On August 19, 1998, Mr. Padget received grants of 30,000 performance-based incentive stock options and 5,000 incentive stock options. Pursuant to the Employment Agreement, the Company has also provided an automobile to be used by Mr. Padget. The period of employment commenced on July 27, 1998 and continues for a period of 36 months thereafter except in the event of Mr. Padget's death. The employment may be terminated (i) at the election of the Company and the Bank for cause; (ii) at Mr. Padget's election, upon the Bank and the Company's breach of any material provision of the Employment Agreement; or (iii) upon Mr. Padget's death or disability. In the event that Mr. Padget's employment is terminated by the Company without cause, (a) the Company will be required to meet its obligations under the Employment Agreement for a period of 12 months after the date of termination with respect to Mr. Padget's compensation and health and dental insurance coverages, and (b) Mr. Padget will be prohibited from competing with the Bank or soliciting its customers or employees within the geographic area set forth in the Employment Agreement for a period of 12 months after the date of termination.

         In September 2001, the Company and the Bank entered into an employment agreement with Steven G. Deaton regarding Mr. Deaton's employment as Executive Vice President and Senior Lending Officer of the Bank (the "Employment Agreement"). Under the terms of the Employment Agreement, Mr. Deaton will receive an annual salary as follows: (a) $121,000/year from September, 2001 to June, 2002; (b) $127,000/year from July, 2002 to June, 2003; (c) $135,000/year from July, 2003 to June, 2004; and (d) $144,000/year from July, 2004 to December, 2004. The Employment Agreement provides that at the end of each year of operation, Mr. Deaton will be entitled to receive a cash bonus based on a performance matrix established against certain budgets set by the Company. Pursuant to the Employment Agreement, the Company has also provided Mr. Deaton with Club Membership dues at Horseshoe Bend Country Club and an automobile allowance equal to the greater of actual miles driven (paid at the IRS standard rate) or $450/month. The period of employment commenced on September 24, 2001, and continues for a period of 40 months thereafter except in the event of Mr. Deaton's death. The employment may be terminated (i) at the election of the Company and the Bank for cause; (ii) at Mr. Deaton's election, upon the Bank and the Company's breach of any material provision of the Employment Agreement; or
(iii) upon Mr. Deaton's death or disability. In the event that Mr. Deaton's employment is terminated without cause, Mr. Deaton will be prohibited from competing with the Bank or soliciting its customers or employees within the geographic area set forth in the Employment Agreement for a period of 6 months after the date of termination.

Stock Option Plans

1998 Incentive Stock Option Plan

       On May 20, 1998, the Company's Board of Directors and initial shareholders adopted an Incentive Stock Option Plan (the "Incentive Plan") to promote equity ownership of the Company by key senior officers, key officers and other key employees of the Company and the Bank. The Incentive Plan was amended by the shareholders of the Company at a Special Meeting held on November 25, 1998 to increase the number of shares reserved thereunder from 60,000 to 115,000. The Incentive Plan provides for the grant of options at the discretion of the Company's Compensation Committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Company's common stock) of the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Incentive Plan. Stock options granted pursuant to the Incentive Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or until the expiration of 90 days (or such lesser period as the Compensation Committee may determine) from the date on which the person to whom they were granted ceases to be employed by the Company or the Bank. As of March 30, 2002, an aggregate of 112,500 shares of Company common stock had been granted under the Incentive Plan.

1998 Non Qualified Stock Option Plan

       On August 19, 1998, the Company's Board of Directors amended and restated the Company's 1998 Non Qualified Stock Option Plan (the "Non Qualified Plan"). On November 25, 1998, the Company's shareholders approved the amended and restated Non Qualified Plan. The purpose of the Non Qualified Plan is to attract, retain and compensate key personnel and directors of the Company and the Bank. There are 185,000 shares of Company common stock reserved under the Non Qualified Plan. The Non Qualified Plan is administered by the Company's Board of Directors. The option exercise price of options granted under the Non Qualified Plan is the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Non Qualified Plan. Stock options granted pursuant to the Non Qualified Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or such lesser period as the Company's Board of Directors may determine. As of March 30, 2002, an aggregate of 185,500 shares of Company common stock had been granted under the Non Qualified Plan.


       The following table sets forth certain information regarding the grant of stock options in 2001 to the officers named in the foregoing executive compensation table and the value of options held by each of them at the end of such fiscal year.

Option Grants in Last Fiscal Year

Individual Grants

                                                   % of Total
                          Number of Securities   Options Granted   Exercise or
                           Underlying Options    to Employees in   Base Price    Expiration
Name                           Granted (#)         Fiscal Year       ($/Sh)        Date
------------------        --------------------   ---------------  ------------  -----------
H.N. Padget, Jr.                  3,000               18.75           7.50        04/2011

Steven G. Deaton                  2,500               15.63           8.40        12/2011

         The following table sets forth certain information regarding the exercise of stock options in the year 2001 by the persons named in the Summary Compensation Table and the value of options held by such persons at the end of such fiscal year.

                    Aggregated Option Exercises in Last Fiscal Year
                           and Fiscal Year-end Option Values

                        Number of Securities            Value of Unexercised
                       Underlying Unexercised           In-the-Money Options
                        Options at FY-End (#)              at FY-End ($)
Name                  Exercisable/Unexercisable      Exercisable/Unexercisable
----                  -------------------------      -------------------------
H.N. Padget, Jr.            20,666/20,666                       0/0

Steven G. Deaton             1,333/4,000                        0/0

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

       In addition to his services as a director, W. David Sweatt regularly assists the Company and the Bank on a weekly basis. Mr. Sweatt works closely with the executive management teams of the Company and the Bank to develop, among other things, performance initiatives and long range planning goals. In connection with these services rendered, during the 2001 fiscal year, Mr. Sweatt was paid an aggregate of $30,000 and was provided with normal employee benefits, including health insurance and office expense reimbursement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information with respect to the beneficial ownership, as of March 1, 2002, of shares of Company common stock by
(i) each person known by the Company to be the beneficial owner of more than 5% of the Company's issued and outstanding common stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers of the Company as a group. Except as noted below, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.

                                                                Amount and
                                                                 Nature of
                                                                 Beneficial      Percent of
Name of Beneficial Owner                                      Ownership/(1)/(2)/   Class
------------------------------------------------------------  ------------------ ----------
Michael L. Aldredge                                              21,416/(3)/        2.00%
C. Dan Alford                                                    21,000/(4)/        1.96%
Patricia R. Grimes                                               25,000/(5)/        2.33%
William H. Groce, Jr.                                            48,000/(6)/        4.47%
David R. Hink                                                    30,000/(7)/        2.79%
Mary E. Johnson                                                  25,000/(8)/        2.33%
Robert W. Johnston                                               20,000/(9)/        1.87%
Heber N. Padget, Sr.                                             79,300/(10)/       7.33%
H.N. Padget, Jr.                                                 48,000/(11)/       4.39%
John A. Pond                                                     45,000/(12)/       4.19%
Reid W. Simmons                                                  25,000/(13)/       2.33%
W. Darrell Sumner                                                23,475/(14)/       2.20%
W. David Sweatt                                                 170,600/(15/)      15.17%
Steven G. Deaton                                                  3,166/(16)/        *
Danny F. Dukes                                                    6,099/(17)/        *
                                                              ------------------
All directors and executive officers as a group (15 persons)    591,056            45.09%
                                                              ==================

_______________________

* Represents holdings of less than 1%.

/(1)/ The information contained in this table with respect to Company common stock ownership reflects "beneficial ownership" as determined in accordan ce with Rule 13d-3 under the Exchange Act. Information with respect to beneficial ownership is based upon information furnished by each owner.
/(2)/ With respect to certain of the individual executive officers listed in the table and the aggregate number of shares held by the directors and executive officers as a group, the number of shares indicated includes shares of Company common stock that the individual has the right to acquire on or before May 1, 2002 (60 days from March 1, 2002), through the exercise of options granted under the Company's 1998 Incentive Stock Option Plan. Under the SEC's rules, a person is also deemed to be the beneficial owner of any securities owned by such person's spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

/(3)/ Includes 1,416 shares held by Mr. Aldredge as custodian for his minor children. Also includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(4)/ Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(5)/ Includes 12,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(6)/ Includes 5,000 shares held by Mr. Groce's spouse and 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(7)/ Includes 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(8)/ Includes 12,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(9)/ Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(10)/ Includes 900 shares held by Mr. Padget's spouse and an aggregate of 6,000 shares held by Mr. Padget and his spouse as custodians for their grandchildren. Mr. Padget shares investment and voting power over such shares with his spouse. Also includes 22,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(11)/ Includes an aggregate of 6,000 shares held by Mr. Padget's children, as to which Mr. Padget disclaims beneficial ownership and 35,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(12)/ Includes an aggregate of 2,000 shares held by two of Mr. Pond's children, as to which he has sole voting power, and 1,000 shares held by his son, as to which he and his son have shared investment power. Also includes 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(13)/ Includes 12,400 shares held by Simmons Investments, L.P., of which Mr.
       Simmons is a general partner. Includes 12,500 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 1, 2002.

/(14)/ Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(15)/ Includes 15,000 shares held by Mr. Sweatt's spouse and an aggregate of 10,000 shares held by Mr. Sweatt's spouse as custodian for their minor children, as to which Mr. Sweatt shares voting and investment power with his spouse. Also includes 65,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002.

/(16)/ Includes 2,666 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002

/(17)/ Includes 3,832 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2002

Certain Transactions

         The Bank extends loans from time to time to certain of the Company's and the Bank's directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

         During 2001, the Company engaged Bank Assets, Inc. ("BAI") to design, implement and administer a non-qualified benefit plan for its executives and directors, and BAI received $121,766.94 in insurance commissions related to CNB. As of the date hereof, the benefit plans had not yet been implemented. Darrell Sumner and Mary Johnson, both directors of the Company, own 20% and 10% of BAI, respectively, and Ms. Johnson's husband owns the remaining 70% of BAI. The Company believes that its transactions with BAI were on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

      (a)   Exhibits. Periodic reports, proxy statements and other information
            ---------
filed by the Company with the SEC pursuant to the informational requirements of the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company. The Company's SEC file number reference is Commission File No. 0-23991.

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

          (b)     Reports on Form 8-K. No reports on Form 8-K were required to
                  -------------------
be filed by the Company during the fourth quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB HOLDINGS, INC.

Dated:  March 29, 2002           By:      /S/ H. N. Padget, Jr.
                                    --------------------------------------------
                                          H. N. Padget, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated:  March 29, 2002           By:      /S/ Danny F. Dukes
                                   ---------------------------------------------
                                         Danny F. Dukes
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

     /s/ W. David Sweatt                                 March 29, 2002
-----------------------------------------------
W. David Sweatt, Chairman of the Board of
Directors

    /s/ Michael L. Aldredge                              March 29, 2002
------------------------------------------------
Michael L. Aldredge, Director

------------------------------------------------
C. Dan Alford, Director

------------------------------------------------
Patricia R. Grimes, Director

------------------------------------------------
William H. Groce, Jr., Secretary and Director

   /s/ David R. Hink                                     March 29, 2002
------------------------------------------------
David R. Hink, Director


------------------------------------------------
Mary E. Johnson, Director

------------------------------------------------
Robert W. Johnston, Director

------------------------------------------------
Heber N. Padget, Sr., Director

   /s/ John A. Pond                                      March 29, 2002
------------------------------------------------
John A. Pond, Director

   /s/ Reid W. Simmons                                   March 29, 2002
------------------------------------------------
Reid W. Simmons, Director

   /s/ H.N. Padet, Jr.                                   March 29, 2002
------------------------------------------------
H.N. Padget, Jr., President, Chief Executive
Officer and Director
(Principal Executive Officer)

  /s/ W. Darrell Sumner                                  March 29, 2002
------------------------------------------------
W. Darrell Sumner, Director

   /s/ H.N. Padget, Jr.
------------------------------------------------
H.N. Padget, Jr., President, Chief Executive
Officer and Director
(Principal Executive Officer)

   /s/ Danny F. Dukes
------------------------------------------------
Danny F. Dukes, Chief Financial Officer
(Principal Accounting Officer)

                        CNB HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2001


                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----
INDEPENDENT AUDITOR'S REPORT ..........................................      1

FINANCIAL STATEMENTS

     Consolidated balance sheets ......................................      2
     Consolidated statements of income ................................      3
     Consolidated statements of comprehensive income ..................      4
     Consolidated statements of stockholders' equity ..................      5
     Consolidated statements of cash flows ............................      6
     Notes to consolidated financial statements .......................   7-23

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
CNB Holdings, Inc.
Alpharetta, Georgia

                  We have audited the accompanying consolidated balance sheets of CNB Holdings, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Holdings, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/MAULDIN & JENKINS, LLC


Atlanta, Georgia
March 6, 2002

                        CNB HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                      Assets                                             2001               2000
                                      ------                                        ---------------    --------------

Cash and due from banks                                                             $      560,523     $   2,421,769
Interest-bearing deposits in banks                                                       5,375,013         3,991,606
Securities available-for-sale                                                           31,886,764        12,507,223
Restricted equity securities, at cost                                                      638,000           488,000

Loans                                                                                   62,754,553        43,607,547
Less allowance for loan losses                                                             708,918           585,000
                                                                                    ---------------    --------------
          Loans, net                                                                    62,045,635        43,022,547
                                                                                    ---------------    --------------

Premises and equipment                                                                     624,928           693,008
Other assets                                                                             3,130,547         1,072,649
                                                                                    ---------------    --------------

          Total assets                                                              $  104,261,410     $  64,196,802
                                                                                    ===============    ==============

                         Liabilities and Stockholders' Equity
                         ------------------------------------

Deposits
    Noninterest-bearing                                                             $    9,394,574     $   5,811,525
    Interest-bearing                                                                    76,077,006        43,152,260
                                                                                    ---------------    --------------
          Total deposits                                                                85,471,580        48,963,785
Securities sold under repurchase agreements                                                683,648         1,278,097
Other borrowings                                                                         7,569,500         4,494,500
Other liabilities                                                                        1,760,241           750,615
                                                                                    ---------------    --------------
          Total liabilities                                                             95,484,969        55,486,997
                                                                                    ---------------    --------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, no par value; 10,000,000 shares
        authorized; no shares issued and outstanding                                             -                 -
    Common stock, par value $1.00; 10,000,000 shares
        authorized; 1,235,000 issued                                                     1,235,000         1,235,000
    Capital surplus                                                                     10,004,858        10,170,283
    Accumulated deficit                                                                   (656,224)         (788,954)
    Treasury stock, 2001, 175,741 shares;  2000, 235,000 shares                         (1,402,333)       (1,967,756)
    Unearned ESOP shares                                                                  (399,998)                -
    Accumulated other comprehensive income (loss)                                           (4,862)           61,232
                                                                                    ---------------    --------------
          Total stockholders' equity                                                     8,776,441         8,709,805
                                                                                    ---------------    --------------

          Total liabilities and stockholders' equity                                $  104,261,410     $  64,196,802
                                                                                    ===============    ==============

See Notes to Consolidated Financial Statements.

                        CNB HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                           2001             2000
                                                                        -----------     -----------
Interest income
    Loans                                                               $ 4,844,947     $ 3,885,288
    Taxable securities                                                    1,762,874         603,687
    Deposits in banks                                                       316,349         129,112
                                                                        -----------     -----------
          Total interest income                                           6,924,170       4,618,087
                                                                         ----------     -----------

Interest expense
    Deposits                                                              3,992,039       1,997,602
    Securities sold under repurchase agreements and other borrowings        253,101         150,826
                                                                        -----------     -----------
          Total interest expense                                          4,245,140       2,148,428
                                                                        -----------    ------------

          Net interest income                                             2,679,030       2,469,659
Provision for loan losses                                                   350,212         180,000
                                                                        -----------     -----------
          Net interest income after provision for loan losses             2,328,818       2,289,659
                                                                         ----------     -----------

Other income
    Service charges on deposit accounts                                      60,866          40,384
    Gains on sale of loans                                                  457,236         209,050
    Gains on sale of securities available-for-sale                          216,261               -
    Other operating income                                                  156,798          65,781
                                                                        -----------     -----------
          Total other income                                                891,161         315,215
                                                                        -----------     ------------

Other expenses
    Salaries and employee benefits                                        1,661,217       1,372,958
    Equipment and occupancy expenses                                        487,959         454,301
    Other operating expenses                                                938,073         772,992
                                                                         ----------     -----------
          Total other expenses                                            3,087,249       2,600,251
                                                                        -----------     -----------

          Income  before income taxes                                       132,730           4,623

Income taxes                                                                      -               -
                                                                         ----------     -----------
          Net  income                                                   $   132,730     $     4,623
                                                                        ===========     ===========
Basic and diluted earnings per share                                    $      0.13     $      0.01
                                                                        ===========     ===========

See Notes to Consolidated Financial Statements.

                        CNB HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                     2001          2000
                                                                  -----------   ---------
Net income                                                        $  132,730    $   4,623
                                                                  -----------   ---------

Other comprehensive income (loss):

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized holding gains arising during period,
            net of tax of $44,974 and $78,375, respectively           72,314      146,974

         Reclassification adjustment for gains realized
             in net income, net of tax of  $77,853                  (138,408)           -
                                                                  -----------   ---------
Other comprehensive income (loss)                                    (66,094)     146,974
                                                                  -----------   ---------
Comprehensive income                                              $   66,636    $ 151,597
                                                                  ===========   =========

See Notes to Consolidated Financial Statements.

                        CNB HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                        Common Stock              Capital         Accumulated
                                              ------------------------------
                                                 Shares         Par Value         Surplus           Deficit
                                              -------------  ---------------  --------------  ------------------
Balance, December 31, 1999                       1,235,000   $    1,235,000   $   10,170,283   $      (793,577)
    Net income                                           -                -                -             4,623
    Purchase of treasury stock                           -                -                -                 -
    Other comprehensive income                           -                -                -                 -
                                              ------------   ---------------  --------------  ----------------
Balance, December 31, 2000                       1,235,000        1,235,000       10,170,283          (788,954)
    Net income                                           -                -                -           132,730
    Fair market value of treasury shares
        transferred to unearned ESOP shares              -                -         (165,425                 -
    Other comprehensive loss                             -                -                -                 -
                                              ------------   ---------------  --------------  ----------------
 Balance, December 31, 2001                      1,235,000   $    1,235,000   $   10,004,858   $      (656,224)
                                              ============   ===============  ==============  ================

                                                                                               Accumulated
                                                                                                  Other           Total
                                                     Treasury Stock           Unearned        Comprehensive    Stockholders'
                                              ---------------------------
                                                  Shares        Cost         ESOP Shares      Income (Loss)       Equity
                                              -----------  --------------   --------------   ---------------- --------------
Balance, December 31, 1999                       139,472   $   (1,235,326) $             -   $     (85,742)  $   9,290,638
    Net income                                         -                -                -               -           4,623
    Purchase of treasury stock                    95,528         (732,430)               -               -        (732,430)
    Other comprehensive income                         -                -                -         146,974         146,974
                                              ----------  ---------------   --------------  --------------  ---------------
Balance, December 31, 2000                       235,000       (1,967,756)               -          61,232       8,709,805
    Net income                                         -                -                -               -         132,730
    Fair market value of treasury shares
        transferred to unearned ESOP shares      (59,259)         565,423         (399,998)              -               -)
    Other comprehensive loss                           -                -                -         (66,094)        (66,094)
                                              ----------  ---------------  ---------------  --------------  ---------------
 Balance, December 31, 2001                      175,741   $   (1,402,333) $      (399,998)  $      (4,862)  $   8,776,441
                                              ==========  ===============  ===============  ==============  ===============


See Notes to Consolidated Financial Statements.

                        CNB HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                 2001                   2000
                                                                             ----------------      ----------------
OPERATING ACTIVITIES
    Net income                                                               $        132,730      $         4,623
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Net amortization (accretion) of securities                                     32,945               (1,334)
        Depreciation                                                                  171,445              177,696
        Provision for loan losses                                                     350,212              180,000
        Net realized gains on sales of securities available-for-sale                 (216,261)                   -
        Gains on sale of loans                                                       (457,236)            (209,050)
        Increase in interest receivable                                               (49,211)            (251,503)
        Increase in interest payable                                                  998,730              498,427
        Net other operating activities                                                292,588             (576,182)
                                                                             -----------------     ----------------

              Net cash provided by (used in) operating activities                   1,255,942             (177,323)
                                                                             -----------------     ----------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                    (58,692,404)          (6,751,209)
    Proceeds from sales of securities available-for-sale                           20,339,272                    -
    Proceeds from maturities of securities available-for-sale                      19,057,934            2,001,520
    Purchases of restricted equity securities                                        (150,000)             (50,200)
    Proceeds from sale of loans                                                     5,495,710            2,113,190
    Net increase in loans                                                         (24,411,774)         (18,613,881)
    Purchase of premises and equipment                                               (103,365)            (377,402)
    Purchase of life insurance policies                                            (2,257,500)                   -
                                                                             -----------------     ----------------

              Net cash used in investing activities                               (40,722,127)         (21,677,982)
                                                                             -----------------     ----------------

FINANCING ACTIVITIES
    Net increase in deposits                                                       36,507,795           22,181,136
    Net increase (decrease) in securities sold under repurchase agreements           (594,449)           1,278,097
    Proceeds from other borrowings                                                  3,075,000            2,494,500
    Purchase of treasury stock                                                              -             (732,430)
                                                                             -----------------     ----------------

              Net cash provided by financing activities                            38,988,346           25,221,303
                                                                             -----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                 (477,839)           3,365,998

Cash and cash equivalents at beginning of year                                      6,413,375            3,047,377
                                                                             -----------------     ----------------

Cash and cash equivalents at end of year                                     $      5,935,536      $     6,413,375
                                                                             =================     ================

SUPPLEMENTAL DISCLOSURE
        Cash paid for interest                                               $      3,246,410      $     1,650,001

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

          Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation.

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

          Securities

            Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted equity securities without a readily determinable fair value are recorded at cost.

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

            The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

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

            A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

          Earnings Per Share

            Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares outstanding consist of stock options.

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

NOTE 2.   SECURITIES AVAILABLE-FOR-SALE

          The amortized cost and fair value of securities available-for-sale are summarized as follows:

                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized           Fair
                                                      Cost             Gains           Losses            Value
                                                  --------------    ------------    -------------    ---------------
            Securities Available-for-Sale
               December 31, 2001:
               U. S. Government and agency
                  securities                      $   3,999,462     $    23,995     $        -       $    4,023,457
               Corporate securities                   4,641,871          53,881            (321)          4,695,431
               Mortgage-backed securities            23,253,027          97,013        (182,164)         23,167,876
                                                  --------------    ------------    -------------    ---------------
                                                  $  31,894,360     $   174,889     $  (182,485)     $   31,886,764
                                                  ==============    ============    =============    ===============

               December 31, 2000:
               U. S. Government and agency
                  securities                      $   8,958,559     $    75,955     $    (1,384)     $    9,033,130
               Mortgage-backed securities             3,457,287          25,345          (8,539)          3,474,093
                                                  --------------    ------------    -------------    ---------------
                                                  $  12,894,360     $   101,300     $    (9,923)     $   12,507,223
                                                  ==============    ============    =============    ===============

            The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                                                    Securities Available-for-Sale
                                                                                   ---------------------------------
                                                                                     Amortized            Fair
                                                                                        Cost             Value
                                                                                   ---------------   ---------------
             Due from one to five years                                            $    6,641,333    $    6,700,730
             Due from five to ten years                                                 2,000,000         2,018,158
             Mortgage-backed securities                                                23,253,027        23,167,876
                                                                                   ---------------   ---------------
                                                                                   $   31,894,360    $   31,886,764
                                                                                   ===============   ===============

            Securities with a carrying value of $7,300,000 and $6,609,000 at December 31, 2001 and 2000, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Gross gains and losses on sales of securities available-for-sale consist of the following:

                                                                                Years Ended December 31,
                                                                            ---------------------------------
                                                                                  2001              2000
                                                                            --------------    ---------------
               Gross gains                                                  $    228,126      $          -
               Gross losses                                                      (11,865)                -
                                                                            --------------    ---------------
               Net realized losses                                          $    216,261      $          -
                                                                            ==============    ===============

NOTE 3.    LOANS

           The composition of loans is summarized as follows:

                                                                                      December 31,
                                                                            ----------------------------------
                                                                                  2001               2000
                                                                            ---------------    ---------------
               Commercial                                                   $  27,529,212      $  25,000,118
               Commercial lease financing                                       3,270,327          4,214,488
               Real estate - construction                                      24,063,011          7,715,036
               Real estate - mortgage                                           5,361,345          4,419,021
               Consumer installment and other                                   2,610,824          2,305,011
                                                                            ---------------    ---------------
                                                                               62,834,719         43,653,674
               Deferred loan fees and costs                                       (80,166)           (46,127)
               Allowance for loan losses                                         (708,918)          (585,000)
                                                                            ---------------    ---------------
               Loans, net                                                   $  62,045,635      $  43,022,547
                                                                            ===============    ===============

           Changes in the allowance for loan losses are as follows:

                                                                                Years Ended December 31,
                                                                              ------------------------------
                                                                                    2001            2000
                                                                              --------------   -------------
               Balance, beginning of year                                     $    585,000     $    405,000
                  Provision for loan losses                                        350,212          180,000
                  Loans charged off                                               (226,294)               -
                  Recoveries of loans previously charged off                             -                -
                                                                              --------------   -------------
               Balance, end of year                                           $    708,918         $585,000
                                                                              ==============   =============

           The total recorded investment in impaired loans was $1,187,305 and $321,076 at December 31, 2001 and 2000, respectively. Impaired loans that had allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $801,697 and $-- at December 31, 2001 and 2000, respectively. Allowances for impaired loans determined in accordance with SFAS No. 114 amounted to $285,100 at December 31, 2001. The average recorded investment in impaired loans for 2001 and 2000 was $546,012 and $124,444, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2001 and 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

              Balance, beginning of year                         $     711,066
                 Advances                                            1,755,600
                 Repayments                                         (1,677,696)
                                                                 ---------------
              Balance, end of year                               $     788,970
                                                                 ===============


NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                          December 31,
                                                --------------------------------
                                                     2001              2000
                                                --------------    --------------

              Leasehold improvements            $    161,878      $    160,065
              Equipment                              996,410           894,858
                                                --------------    --------------
                                                   1,158,288         1,054,923
              Accumulated depreciation              (533,360)         (361,915)
                                                --------------    --------------
                                                $    624,928      $    693,008
                                                ==============    ==============

          The Company currently operates out of offices in facilities under noncancelable operating lease agreements. Rental expense, including other operating expenses incurred pursuant to the rental agreements, was $225,689 and $204,662 for the years ended December 31, 2001 and 2000, respectively.

          The future minimum lease payments under the operating leases at December 31, 2001 are as follows:

              2002                                                $     214,451
              2003                                                      192,776
              2004                                                      158,113
              2005                                                       19,836
                                                                  --------------
                                                                  $     585,176
                                                                  ==============


NOTE 5.   DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $21,065,470 and $12,411,858,
          respectively. The scheduled maturities of time deposits at December 31, 2001 are as follows:

              2002                                                $  44,660,051
              2003                                                    7,279,558
              2004                                                    3,071,255
              2005                                                    4,690,404
              2006                                                      816,505
                                                                  --------------
                                                                  $  60,517,773
                                                                  ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                         December 31,
                                                                                  --------------------------
                                                                                      2001          2000
                                                                                  -----------    -----------
          $2,000,000 line of credit from bank with interest at prime minus
             0.75% (4.00% at December 31, 2001), due February 28, 2003,
             collateralized by common stock of the Bank.                          $   569,500    $   494,500
          Advance from Federal Home Loan Bank with interest at 5.92%
             (rate may be converted to the three month LIBOR), due
             March 17, 2010, collateralized by securities.                          1,000,000      1,000,000
          Advance from Federal Home Loan Bank with interest at 5.05%
             (rate may be converted to the three month LIBOR), due
             December 15, 2010, collateralized by securities.                       2,000,000      2,000,000
          Advance from Federal Home Loan Bank, fixed rate of interest
             at 5.01%, due April 22, 2004, collateralized by securities.                    -      1,000,000
          Advance from Federal Home Loan Bank, fixed rate of interest
             at 4.42%, due August 4, 2003, collateralized by securities.            1,000,000              -
          Advance from Federal Home Loan Bank with interest at 1.62%
             until March 5, 2002, when the rate may be converted to the three month LIBOR, due December 5, 2011, collateralized
             by securities.                                                         3,000,000              -
                                                                                  -----------    -----------
                                                                                  $ 7,569,500    $ 4,494,500
                                                                                  ===========    ===========

          The line of credit has various covenants related to the allowance for loan losses and profitability of the Bank. As of December 31, 2001, the Company was not in compliance with these covenants. The Company has received a waiver of these covenants from the borrower.

NOTE 7.   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

          Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2001 and 2000 were $683,648 and $1,278,097, respectively.

NOTE 8.   EMPLOYEE AND DIRECTOR BENEFIT PLANS

          Profit Sharing Plan

          The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense amounted to $21,918 and $15,290 for the years ended December 31, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Employee Stock Ownership Plan

            In 2001, the Company established an Employee Stock Ownership Plan (the "ESOP") for eligible employees and is designed to meet the requirements of the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974, as amended. Allocation of the Company stock held by the ESOP to individual employees is based on the ratio of the participant's compensation (as defined) to total compensation of all participants and the number of shares of stock available for allocation. Unallocated shares will be released on the ratio of current principal payments to total principal of notes used by the ESOP to acquire stock in the Company.

            The ESOP has borrowed $399,998 from the Company and purchased 59,259 shares of Company stock from the treasury. This advance is expected to be repaid principally by cash contributions from the Bank to the ESOP. The provisions of Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, have been applied to the intercompany loan and in accordance with the SOP, all intercompany interest income and interest expense has been eliminated in consolidation. At December 31, 2001, the outstanding principal balance of the note was $399,998.

            The Bank makes cash contributions to the ESOP which are used by the ESOP to make loan and interest payments. Compensation expense related to the ESOP is based upon the debt service requirements and the excess of the fair market value over the cost of the shares allocated at the time of allocation. Dividends on the Company's stock may be used by the ESOP to repay loans or may be allocated to participants' accounts.

            The Company recognized no compensation expense in 2001 related to the ESOP. At December 31, 2001, no shares held by the ESOP were allocated to participants' accounts. The estimated fair market value of the unallocated shares at December 31, 2001 was $557,035.

          Stock Compensation Plans

            The Company has incentive and nonqualified stock option plans with common stock reserved for key employees and directors. At December 31, 2001, the Company had 2,000 shares of its authorized but unissued common stock reserved for future grants under the stock option plans. Option prices under these plans must equal at least the fair value of the Company's common stock on the date of grant. If the optionee owns more than 10% of the Company's common stock, the option price must equal at least 110% of the fair value of the Company's common stock on the date of grant. The options vest over time periods determined by the Board of Directors and expire ten years from date of grant. Other pertinent information related to the options is as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Years Ended December 31,
                                                      -----------------------------------------------
                                                              2001                     2000
                                                      ---------------------    ----------------------
                                                                  Weighted-                 Weighted-
                                                                   Average                   Average
                                                                  Exercise                  Exercise
                                                       Number       Price        Number       Price
                                                      ---------   ---------     ----------   ---------

             Under option, beginning of year           285,332    $    9.71       271,167   $    9.85
                Granted                                 16,000         8.22        16,000        7.16
                Exercised                                    -            -             -           -
                Terminated                              (3,332)        8.56        (1,835)      10.00
                                                      ---------                 ----------
             Under option, end of year                 298,000         9.64       285,332        9.71
                                                      =========                 ==========

             Exercisable, end of year                  242,501         9.85       165,499        9.92
                                                      =========                 ==========

             Weighted-average fair value of
                options granted during the year       $   4.72                  $    4.06
                                                      =========                 ==========

                                            Options Outstanding                Options Exercisable
                                   -------------------------------------     ------------------------
                                                  Weighted-
                                                   Average     Weighted-                    Weighted-
                                                  Remaining     Average                      Average
                   Range of          Number      Contractual    Exercise        Number      Exercise
               Exercise Prices     Outstanding       Life        Price       Exercisable      Price
             -------------------   -----------   -----------   ---------     ------------   ---------
               $6.63 - $10.00          298,000     7 years     $    9.64          242,501   $    9.85
                                   ===========                               ============

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

                                                                       Years Ended December 31,
                                                                      --------------------------
                                                                         2001            2000
                                                                      ----------      ----------
             Net income (loss)                     As reported        $  132,730      $    4,623
                                                   Pro forma          $ (157,682)     $ (280,375)

             Earnings (losses) per share           As reported        $     0.13      $     0.01
                                                   Pro forma          $    (0.16)     $    (0.27)

             Earnings (losses) per share -         As reported        $     0.13      $     0.01
               assuming dilution                   Pro forma          $    (0.16)     $    (0.27)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       Years Ended December 31,
                                                      --------------------------
                                                         2001           2000
                                                      ----------     -----------

             Dividend yield                                    0%             0%
             Expected life                              10 years       10 years
             Expected volatility                              34%            31%
             Risk-free interest rate                        5.59%          6.23%


NOTE 9.   INCOME TAXES

          Income tax expense consists of the following:

                                                       Years Ended December 31,
                                                      --------------------------
                                                         2001           2000
                                                      ----------     -----------

             Current                                  $   54,013     $   69,379
             Deferred                                    (15,060)       (65,264)
             Change in valuation allowance               (38,953)        (4,115)
                                                      ----------     -----------
                           Income tax expense         $        -     $        -
                                                      ==========     ===========

          The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                     Years Ended December 31,
                                                      --------------------------------------------------
                                                                  2001                          2000
                                                      -------------------------   ----------------------
                                                        Amount        Percent       Amount      Percent
                                                      ----------     ---------    ----------   ---------
             Income taxes at statutory rate           $   45,128         34%      $    1,572       34%
                 Change in valuation allowance           (38,953)       (29)          (4,115)     (89)
                 Other                                    (6,175)        (5)           2,543       55
                                                      ----------     ----------   ----------   ----------
             Income tax expense                       $        -          -%      $        -        -%
                                                      ==========     ==========   ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The components of deferred income taxes are as follows:

                                                                                  December 31,
                                                                            ---------------------
                                                                               2001        2000
                                                                            ---------   ----------
             Deferred tax assets:
                Loan loss reserves                                          $ 198,321   $  177,849
                Deferred loan fees and costs                                   27,256       15,683
                Deferred organization costs                                     9,407       18,813
                Net operating loss carryforward                                     -       51,582
                Other                                                           6,189        3,037
                Securities available-for-sale                                   2,734            -
                                                                            ---------   ----------
                                                                              243,907   $  266,964
                                                                            ---------   ----------

             Deferred tax liabilities:
                Depreciation                                                   18,842        8,111
                Securities available-for-sale                                       -       30,145
                                                                            ---------   ----------
                                                                               18,842       38,256
                                                                            ---------   ----------

             Valuation allowance                                             (219,900)    (258,853)
                                                                            ---------   ----------
             Net deferred tax assets (liabilities)                          $   5,165   $  (30,145)
                                                                            =========   ==========

NOTE 10.  EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                                             Years Ended December 31,
                                                                            --------------------------
                                                                                2001           2000
                                                                            -----------    -----------
             Basic Earnings  Per Share:
                Weighted average common shares outstanding                    1,011,953      1,030,256
                                                                            ===========    ===========

                Net income                                                  $   132,730    $     4,623
                                                                            ===========    ===========

                Basic earnings  per share                                   $      0.13    $      0.01
                                                                            ===========    ===========

             Diluted Earnings Per Share:
                Weighted average common shares outstanding                    1,011,953      1,030,256
                Net effect of the assumed exercise of stock
                   options based on the treasury stock method
                   using average market prices for the year                       2,209              -
                                                                            -----------    -----------
                Total weighted average common shares and
                   common stock equivalents outstanding                     $ 1,014,162    $ 1,030,256
                                                                            ===========    ===========

                Net income                                                  $   132,730    $     4,623
                                                                            ===========    ===========

                Diluted earnings per share                                  $      0.13    $      0.01
                                                                            ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  COMMITMENTS AND CONTINGENCIES

          The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

                                                              December 31,
                                                       -------------------------
                                                           2001          2000
                                                       ------------  -----------

           Commitments to extend credit                $11,884,000   $11,039,000
           Standby letters of credit                       452,000       202,000
                                                       ------------  -----------
                                                       $12,336,000   $11,241,000
                                                       ============  ===========

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

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

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

          The Company's loan portfolio is concentrated in commercial loans and leases (49%) and loans secured by real estate (47%), of which a substantial portion is secured by commercial assets and real estate in the Company's primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market areas.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of statutory capital, or approximately $1,507,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  Regulatory Matters

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, no amounts were available for dividend declaration without regulatory approval.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                   To Be Well
                                                                               For Capital      Capitalized Under
                                                                                Adequacy        Prompt Corrective
                                                           Actual               Purposes        Action Provisions
                                                     ------------------    ------------------   ------------------
                                                      Amount     Ratio      Amount     Ratio     Amount     Ratio
                                                     --------   -------    --------   -------   --------   -------
           As of December 31, 2001:                                     (Dollars in Thousands)
                                                     -------------------------------------------------------------
           Total Capital to Risk Weighted Assets
              Consolidated                           $  9,490    12.35%    $  6,146    8.00%    $    N/A      N/A
              Bank                                   $ 10,047    13.08%    $  6,146    8.00%    $  7,682    10.00%
           Tier I Capital to Risk Weighted
           Assets
              Consolidated                           $  8,781    11.43%    $  3,073    4.00%    $    N/A      N/A
              Bank                                   $  9,338    12.16%    $  3,073    4.00%    $  4,609     6.00%
           Tier I Capital to Average Assets
              Consolidated                           $  8,781     8.63%    $  4,071    4.00%    $    N/A      N/A
              Bank                                   $  9,338     9.18%    $  4,070    4.00%    $  5,088     5.00%

           As of December 31, 2000:
           Total Capital to Risk Weighted Assets
              Consolidated                           $  9,234    19.44%    $  3,801    8.00%    $    N/A      N/A
              Bank                                   $  9,717    20.45%    $  3,801    8.00%    $  4,751    10.00%
           Tier I Capital to Risk Weighted
           Assets
              Consolidated                           $  8,649    18.21%    $  1,901    4.00%    $    N/A      N/A
              Bank                                   $  9,132    19.22%    $  1,901    4.00%    $  2,851     6.00%
           Tier I Capital to Average Assets
              Consolidated                           $  8,649    14.68%    $  2,357    4.00%    $    N/A      N/A
              Bank                                   $  9,132    15.50%    $  2,357    4.00%    $  2,946     5.00%

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

          Securities:

            Fair values for securities are based on available quoted market prices. The carrying values of restricted equity securities with no readily determinable fair value approximate fair value.

          Loans:

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or based on the fair value of the underlying collateral, where applicable.

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

          Securities Sold Under Repurchase Agreements:

            The carrying amounts of securities sold under repurchase agreements approximate fair value.

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

           The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                       December 31, 2001                 December 31, 2000
                                                 ------------------------------    ------------------------------
                                                   Carrying           Fair           Carrying           Fair
                                                    Amount           Value            Amount           Value
                                                 -------------    -------------    --------------   -------------
            Financial assets:
               Cash, due from banks, and interest-
                  bearing deposits in banks      $  5,935,536     $  5,935,536     $   6,413,375    $  6,413,375
               Securities                          32,524,764       32,524,764        12,995,223      12,995,223
               Loans                               62,045,635       64,275,405        43,022,547      43,021,782
               Accrued interest receivable            512,435          512,435           463,224         463,224

            Financial liabilities:
               Deposits                            85,471,580       87,883,201        48,963,785      49,061,649
               Securities sold under
                  repurchase agreements               683,648          683,648         1,278,097       1,278,097
               Other borrowings                     7,569,500        8,120,445         4,494,500       4,273,368
               Accrued interest payable             1,630,120        1,630,120           631,390         631,390

NOTE 15.  SUPPLEMENTAL FINANCIAL DATA

          Components of other income and expenses in excess of 1% of total revenue are as follows:

                                                                                      Years Ended December 31,
                                                                                    ------------------------------
                                                                                          2001            2000
                                                                                    --------------    ------------
            Other income:
               Mortgage origination fees                                            $     124,005     $    35,373
            Other expenses:
               Data processing                                                            132,369         107,045
               Printing and supplies                                                       50,901          66,765
               Postage and courier                                                         77,029          54,079
               Legal and professional                                                     173,245         189,776
               Telephone                                                                   71,846          70,002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income, and cash flows of CNB Holdings, Inc. as of and for the years ended December 31, 2001 and 2000:

                                           CONDENSED BALANCE SHEETS

                                                                            2001          2000
                                                                        -----------    -----------
             Assets
                Cash                                                    $    13,082    $    20,174
                Investment in subsidiary                                  9,332,654      9,193,731
                Other                                                         4,205           --
                                                                        -----------    -----------

                           Total assets                                 $ 9,349,941    $ 9,213,905
                                                                        ===========    ===========

             Liabilities
                Other borrowings                                        $   569,500    $   494,500
                Other                                                         4,000          9,600
                                                                        -----------    -----------
                                                                            573,500        504,100
                                                                        -----------    -----------

             Stockholders' equity                                         8,776,441      8,709,805
                                                                        -----------    -----------

             Total liabilities and stockholders' equity                 $ 9,349,941    $ 9,213,905
                                                                        ===========    ===========


                                        CONDENSED STATEMENTS OF INCOME

                                                                            2001          2000
                                                                        -----------    -----------

             Income, interest                                           $    20,647    $     2,790
                                                                        -----------    -----------

             Expenses
                Interest                                                     32,641         21,216
                Other expense                                                60,293         98,358
                                                                        -----------    -----------
                           Total expenses                                    92,934        119,574
                                                                        -----------    -----------

                           Loss before equity in undistributed income
                            of subsidiary                                   (72,287)      (116,784)

             Equity in undistributed income of subsidiary                   205,017        121,407
                                                                        -----------    -----------

                           Net income                                   $   132,730    $     4,623
                                                                        ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    2001        2000
                                                                                 ---------    ---------
            OPERATING ACTIVITIES
               Net income                                                        $ 132,730    $   4,623
               Adjustments to reconcile net income to net
                  cash used in operating activities:
                  Undistributed income of subsidiary                              (205,017)    (121,407)
                  Other operating activities                                        (9,805)       9,599
                                                                                 ---------    ---------
                          Net cash used in operating activities                    (82,092)    (107,185)
                                                                                 ---------    ---------

            FINANCING ACTIVITIES
               Proceeds from other borrowings                                       75,000      494,500
               Purchase of treasury stock                                             --       (732,430)
                                                                                 ---------    ---------


                          Net cash used in financing activities                     75,000     (237,930)
                                                                                 ---------    ---------

            Net increase (decrease) in cash                                         (7,092)     345,115

            Cash at beginning of year                                               20,174      365,289
                                                                                 ---------    ---------

            Cash at end of year                                                  $  13,082    $  20,174
                                                                                 =========    =========