Form 10QSB
period 2002-03-31
CNB HOLDINGS INC /GA/
filed 2002-05-14
CIK 1058973

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                 Outstanding at May 13, 2002
          -----                                 ----------------------------
Common Stock, $1.00 par value                           1,059,259

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,        DECEMBER 31,
                                                                     2002            2001
                                                                 ------------     -------------
                                                                 (Unaudited)       (Audited)

ASSETS

Cash and due from banks .....................................    $  1,076,550     $    560,523
Federal funds sold ..........................................       7,628,329        5,375,013
Investment securities:
         Securities available-for-sale, at market value .....      27,707,308       31,886,764
         Restricted equity securities .......................         888,000          638,000
Loans net of deferred loan fees and allowance for loan losses
         of $775,918 and $708,918 ...........................      63,781,403       62,045,635
Premises and equipment (net) ................................         614,512          624,928
Other assets ................................................       3,509,263        3,130,547
                                                                 ------------     ------------
         TOTAL ASSETS .......................................    $105,205,365     $104,261,410
                                                                 ============     ============

LIABILITIES
Deposits:
         Non interest-bearing demand ........................    $ 14,669,593     $  9,394,574
         Interest-bearing demand and money market ...........      17,445,032       15,489,407
         Savings ............................................          98,827           69,826
         Time deposits of $100,000 or more ..................      16,309,186       21,065,470
         Other time deposits ................................      34,041,176       39,452,303
                                                                 ------------     ------------
         Total Deposits .....................................      82,563,814       85,471,580
Securities sold under repurchase agreements .................         793,805          683,648
Other borrowings ............................................      11,569,500        7,569,500
Other liabilities ...........................................       1,553,040        1,760,241
                                                                 ------------     ------------
TOTAL LIABILITIES ...........................................      96,480,159       95,484,969

STOCKHOLDERS' EQUITY:
Preferred stock, par value not stated;
         10,000,000 shares authorized, no
         shares issued and outstanding ......................            --               --
Common stock, par value $1.00 per share;
         10,000,000 shares authorized; 1,235,000 issued .....       1,235,000        1,235,000
Surplus .....................................................      10,004,858       10,004,858
Accumulated other comprehensive (loss)-
         market valuation reserve on investment
         securities available-for-sale ......................        (112,444)          (4,862)
Treasury stock ..............................................      (1,402,333)      (1,402,333)
Unearned ESOP shares ........................................        (399,998)        (399,998)
Accumulated deficit .........................................        (599,877)        (656,224)
                                                                 ------------     ------------
TOTAL STOCKHOLDERS' EQUITY ..................................       8,725,206        8,776,441
                                                                 ------------     ------------
TOTAL LIABILITIES AND EQUITY ................................    $105,205,365     $104,261,410
                                                                 ============     ============

            See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               FOR THE
                                                                             THREE-MONTH
                                                                             PERIOD ENDED
                                                                               MARCH 31,

                                                                           2002         2001
                                                                        ----------   ----------

Interest income Loans and leases, including fees ....................   $1,185,164   $1,190,480
Investment securities:
         U.S. Treasury Securities ...................................         --         13,070
         U.S. Government agencies ...................................      333,492      335,658
Other investments ...................................................       76,262        3,575
Federal funds sold ..................................................       25,648      156,393
                                                                        ----------   ----------
Total interest income ...............................................    1,620,566    1,699,176
                                                                        ----------   ----------
Interest expense:
         Interest bearing demand and money market ...................      108,025      106,924
         Savings ....................................................          441          245
         Time deposits of $100,000 or more ..........................      177,350      297,387
         Other time deposits ........................................      507,391      559,126
         Other borrowings ...........................................      110,477       66,954
                                                                        ----------   ----------
                 Total interest expense .............................      903,684    1,030,636
                                                                        ----------   ----------
         Net interest income ........................................      716,882      668,540
                                                                        ----------   ----------
         Provision for possible loan losses .........................       47,000       21,000
                                                                        ----------   ----------
         Net interest income after provision for possible loan losses      669,882      647,540
                                                                        ----------   ----------
Other income:
         Service charges on deposit accounts ........................       15,714       12,286
         Gains on the sale of loans and leases (net) ................      127,052       61,531
         Other income ...............................................       84,041       41,124
                                                                        ----------   ----------
         Total other income .........................................      226,807      114,941
                                                                        ----------   ----------
Other expense:
         Salaries and other compensation ............................      393,554      349,670
         Employee benefits ..........................................       74,999       64,576
         Net occupancy and equipment expense ........................      126,858      123,396
         Professional and other outside services ....................       84,213       69,531
         Other expense ..............................................      160,718      135,013
                                                                        ----------   ----------
                  Total other expenses ..............................      840,342      742,186
                                                                        ----------   ----------

Net income before income taxes ......................................       56,347       20,295
Income taxes ........................................................         --           --
                                                                        ----------   ----------
Net income ..........................................................   $   56,347   $   20,295
                                                                        ==========   ==========

Basic and diluted income per share ..................................   $     0.05   $     0.02
                                                                        ==========   ==========


                      See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (UNAUDITED)

                                                                               FOR THE
                                                                             THREE-MONTH
                                                                             PERIOD ENDED
                                                                               MARCH 31,

                                                                           2002         2001
                                                                        ----------   ----------
Net income .....................................................        $  56,347    $  20,295
Other comprehensive income (loss), before tax:
         Unrealized holding gains (losses) arising during period         (168,097)     226,463
         Income tax benefit (expense) ..........................           60,515      (81,527)
                                                                        ---------    ---------
Comprehensive income (loss) ....................................        $ (51,235)   $ 165,231
                                                                        =========    =========



               See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           FOR THE
                                                                                         THREE-MONTH
                                                                                         PERIOD ENDED
                                                                                           MARCH 31,

                                                                                     2002            2001
                                                                                  -----------    ------------


Cash flows from operating activities:
         Net income ..........................................................    $    56,347    $     20,295
         Adjustments to reconcile net income to net cash provided by (used in)
              operating activities:

                  Net amortization of investment securities ..................         53,164          (3,916)
                  Depreciation and amortization of premises and equipment ....         39,721          46,847
                  Gain on sale of investment securities available-for-sale ...         (1,644)           --
                  Gain on sale of loans ......................................       (127,052)        (61,531)
                  Provision for loan losses ..................................         47,000          21,000
                  (Increase)/decrease in other assets ........................       (376,435)        136,312
                  Increase/(decrease) in other liabilities ...................       (207,201)        466,491
                                                                                  -----------    ------------
                           Net cash provided by (used in) operating activities       (516,100)        625,498
                                                                                  -----------    ------------

Cash flows from investing activities:

         Maturities of investment securities available-for-sale ..............      4,000,000       4,186,895
         Proceeds from sale of investment securities available-for-sale ......      5,429,794            --
         Purchases of investment securities available-for-sale ...............     (7,289,856)    (22,259,351)
         Proceeds from sale of loans and leases ..............................      1,440,072       2,108,810
         Loans originated, net of principal repayments .......................     (1,467,652)     (5,895,033)
         Purchases of premises and equipment .................................        (29,306)        (48,755)
                                                                                  -----------    ------------
                  Net cash used in investing activities ......................      2,083,052     (21,907,434)
                                                                                  -----------    ------------

Cash flows from financing activities:

         Increase in other borrowed funds ....................................      4,000,000          20,300
         Increase (decrease) in deposits .....................................     (2,907,766)     27,362,653
         Increase (decrease) in repurchase agreements.........................        110,157        (584,749)
                                                                                  -----------    ------------
                  Net cash provided by financing activities ..................      1,202,391      26,798,204
                                                                                  -----------    ------------

Net increase in cash and cash equivalents ....................................      2,769,343       5,516,268
Cash and cash equivalents, beginning of period ...............................      5,935,536       6,413,375
                                                                                  -----------    ------------

Cash and cash equivalents, end of period .....................................    $ 8,704,879    $ 11,929,643
                                                                                  ===========    ============

               See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE THREE MONTHS
                              ENDED MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Form 10-KSB.

The consolidated financial statements include the account of the Company and it wholly owned subsidiary Chattahoochee National Bank (the "Bank") with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS PER COMMON SHARE

         Earnings per share is computed by dividing income available to common stockholders by the weighted average number of share outstanding during the period, which totaled 1,059,259 shares for the three months ended March 31, 2002. There were no potentially dilutive common shares at March 31, 2002.

NOTE 3 - LOANS AND LEASES RECEIVABLE

         Major classifications of loans and leases are as follows in thousands
(000):

                                             MARCH 31, 2002    DECEMBER 31, 2001
                                             --------------    -----------------
Commercial Loans                                $25,646            $27,529
Real Estate - construction                       27,500             24,063
Real Estate - mortgage                            6,188              5,362
Lease financing                                   3,182              3,270
Installment and other loans to individuals        2,136              2,611
                                                -------            -------
    Subtotal                                     64,652             62,835
Less: Deferred loan fees and costs                   95                 80
Less: Allowance for loans and lease losses          776                709
                                                -------            -------
Loans and leases receivable, net                $63,781            $62,046
                                                =======            =======


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale is as follows


             Beginning balance - January 1, 2002   $  (4,862)
             Current - period change                (107,582)
                                                   ---------
             Ending balance - March 31, 2002       $(112,444)
                                                   =========

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

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

         Total assets increased from $104,261,410 on December 31, 2001 to $105,205,365 on March 31, 2002, an increase of $943,955. This increase was due to a $2,253,316 increase in federal funds and a $1,735,768 increase in net loans. This growth was primarily funded with a decrease in investments of $4,179,456. The Bank also experienced a shift from deposits, with a decrease of $2,907,766, to other borrowings, with an increase of $4,000,000. Maturing deposits, mostly one-year certificates, which the Bank believes originated from equity funds last year, generally returned to the equity markets at maturity.

         The $2,907,766 decrease in deposits resulted from a decrease of $4,756,284 in time deposits of $100,000 or more and a decrease of $5,411,127 in other time deposits. Interest-bearing demand and money market deposits increased $1,955,625. Non-interest-bearing deposits increased $5,275,019.

Allowance for Loan Losses

         The allowance for loan losses as of March 31, 2002 was $775,918 compared to $708,918 as of December 31, 2001. The allowance for loan losses, as a percentage of total gross loans, for March 31, 2002 was 1.20%, compared to 1.13% as of December 31, 2001. The increase in the allowance during the first quarter of 2002 was prompted by normal risks inherent in a growing loan portfolio. During the second quarter of 2002, a review of the Bank's loan portfolio by an independent firm will be conducted. The purpose of this review, which is conducted regularly, will be to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review is expected to include analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report will be reviewed by the Bank's Board of Directors and management. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

         Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $8.7 million, representing 8.3% of total assets. Securities amounted to $27.7 million, representing 26.3% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2002, total deposits decreased $2.9 million. During the first quarter of 2001, the Bank witnessed funds flowing out of the equity markets into the Bank's deposit products. For the quarter just ended, the Bank experienced a partial reversal back into the equity markets. Thus, the Bank's other borrowings increased $4.0 million to offset the loss of these deposits and the additional growth in loans. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

         This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                             MINIMUM
                                                            REGULATORY
                                         MARCH 31, 2002    REQUIREMENT
                                         --------------    -----------

Tier 1 Capital                               12.78%           4.0%
Tier 2 Capital                                1.05            --
                                             -----            ---
     Total risk-based capital ratio          13.83%           8.0%
                                             =====            ===
 Leverage ratio                               8.94%           3.0%
                                             =====            ===


RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2002

         Net income for the three-month period ended March 31, 2002 was $56,347 compared to $20,295 for the same period in 2001. Earnings per share for the three-month period ended March 31, 2002 were $0.05 basic and diluted compared to basic and diluted earnings per share of $0.02 for the same period in 2001. The following is a brief discussion of the more significant components of net income during this period:

    a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

          March 31, 2002

             Interest                                      Interest       Annualized
           Earning Assets/                 Average          Income/          Yield/
          Bearing Liabilities              Balance          Cost              Cost
          -------------------           ------------      ----------      ----------

          Federal funds sold            $  6,257,324      $   25,648         1.64%
          Securities                      31,106,321         409,754         5.27%
          Loans                           62,993,462       1,185,164         7.53%
                                        ------------      ----------
                   Total                $100,357,107      $1,620,566         6.46%
                                        ============      ==========

          Deposits                      $ 72,351,495      $  793,207         4.39%
          Other borrowings                11,795,923         110,477         3.75%
                                        ------------      ----------
                   Total                $ 84,147,418      $  903,684         4.30%
                                        ============      ----------         ----

          Net interest income                             $  716,882         2.16%
                                        ============      ==========         ====

          Net yield on earning assets                                        2.86%
                                                                             ====


          March 31, 2001

             Interest                                      Interest       Annualized
           Earning Assets/                 Average          Income/          Yield/
          Bearing Liabilities              Balance          Cost              Cost
          -------------------           ------------      ----------      ----------
          Federal funds sold            $11,219,060       $  156,393         5.58%
          Securities                     21,987,588          352,303         6.41%
          Loans                          45,020,079        1,190,480        10.58%
                                        -----------       -----
                   Total                $78,226,727       $1,699,176         8.69%
                                        ===========       ==========

          Deposits                      $66,430,230       $  963,682         5.80%
          Other borrowings                5,198,082           66,954         5.15%
                                                          ----------        -----
                   Total                $71,628,312       $1,030,636         5.76%
                                        ===========       ----------        -----

          Net interest income                             $  668,540         2.93%
                                                          ===========       =====

          Net yield on earning assets                                        3.42%
                                                                            =====



b. Total other income for three-month period ended March 31, 2002 amounted to $226,807 compared to $114,941 in 2001. In the first quarter of 2001, the Bank sold loans totaling $2,108,810 without recourse, recognizing a gain of $61,531 or 53.53% of other income. Loans sold in the first quarter of 2002 totaled $1,440,072, recognizing a gain of $127,052 or 56.02% of total other income. Service charges on deposit accounts were $15,714 or 6.93% of total other income compared to $12,286 or 10.69% in the first quarter of 2001. Of the $84,041 of miscellaneous other income or 37.05% of total other income, $52,078 or 61.97% of miscellaneous other income consists of mortgage origination and fee income from mortgage loans, which are not added to the Bank's loan portfolio. For 2001, of the $41,124 of miscellaneous other income, or 35.78% of total other income, $36,091 or 87.76% related to mortgage origination activity. Income from increased cash surrender values of bank owned life insurance did not exist in the first quarter of 2001. However, this insurance income is $28,966 or 34.47% of miscellaneous other income and 12.77% of total other income for the period ended March 31, 2002.

c. Operating expenses for the three-month period ended March 31, 2002 amounted to $840,342 compared to $742,186 in 2001, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 3.20% of total assets in 2002 compared to 2.85% in 2001.

       The majority of the Bank's loans are adjusted to the Wall Street Prime rate, which dropped 50% to 4.75% during 2001. The Bank's certificates of deposit issued in the first quarter of 2001 were mostly one year certificates. While the Bank's loan portfolio repriced immediately, the Bank's certificates of deposit issued during that quarter have just repriced during the first quarter of 2002. Therefore, the Bank's margin has decreased compared to the prior period. Assuming no change or an increase in the Prime rate, the Bank expects that its margin will improve throughout 2002.

       The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits. The following exhibits are filed with this Report:

      Exhibit No.             Description
      -----------             -----------
         None

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002              By:  /s/ H. N. Padget, Jr.
                                    ----------------------------------------
                                    H. N. Padget, Jr., President and
                                    Chief Executive Officer
                                    (principal executive officer)

Date: May 13, 2002              By:  /s/ Danny F. Dukes
                                    ----------------------------------------
                                    Danny F. Dukes, Senior Vice President,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)