Form 10QSB
period 2002-06-30
CNB HOLDINGS INC /GA/
filed 2002-08-14
CIK 1058973

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to

                                  ------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                 Outstanding at August 12, 2002
          -----                                -------------------------------
Common Stock, $1.00 par value                           1,069,259

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2002             2001
                                                                           ----             ----
                                                                       (Unaudited)        (Audited)

ASSETS

Cash and due from banks ............................................  $  1,583,234       $    560,523
Federal funds sold .................................................     6,371,346          5,375,013
Bank-owned certificates of deposit .................................     1,293,000                 --
Investment securities:
         Securities available-for-sale, at market value ............    24,734,947         31,886,764
         Restricted equity securities ..............................       888,000            638,000
Loans net of deferred loan fees and allowance for loan losses
         of $699,821 and $708,918 ..................................    66,065,863         62,045,635
Premises and equipment (net) .......................................       585,597            624,928
Other assets .......................................................     3,014,685          3,130,547
                                                                      ------------       ------------
         TOTAL ASSETS ..............................................  $104,536,672       $104,261,410
                                                                      ============       ============

LIABILITIES
Deposits:

         Non interest-bearing demand ...............................  $ 10,090,041       $  9,394,574
         Interest-bearing demand and money market ..................    15,676,948         15,489,407
         Savings ...................................................       118,716             69,826
         Time deposits of $100,000 or more .........................    18,257,446         21,065,470
         Other time deposits .......................................    36,309,039         39,452,303
                                                                      ------------       ------------
         Total Deposits ............................................    80,452,190         85,471,580
Securities sold under repurchase agreements ........................       518,729            683,648
Other borrowings ...................................................    12,569,500          7,569,500
Other liabilities ..................................................     1,928,096          1,760,241
                                                                      ------------       ------------
TOTAL LIABILITIES ..................................................    95,468,515         95,484,969

STOCKHOLDERS' EQUITY:
Preferred stock, par value not stated;
         10,000,000 shares authorized, no
         shares issued and outstanding .............................            --                 --
Common stock, par value $1.00 per share;
         10,000,000 shares authorized; 1,235,000 issued ............     1,235,000          1,235,000
Surplus ............................................................    10,006,752         10,004,858
Accumulated other comprehensive income (loss) -
         market valuation reserve on investment
              securities available-for-sale ........................        95,608             (4,862)
Treasury stock .....................................................    (1,315,442)        (1,402,333)
Unearned ESOP shares ...............................................      (399,998)          (399,998)
Accumulated deficit ................................................      (553,763)          (656,224)
                                                                      ------------       ------------
TOTAL STOCKHOLDERS' EQUITY .........................................     9,068,157          8,776,441
                                                                      ------------       ------------
TOTAL LIABILITIES AND EQUITY .......................................  $104,536,672       $104,261,410
                                                                      ============       ============

              See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  FOR THE                          FOR THE
                                                                                 SIX-MONTH                       THREE-MONTH
                                                                                PERIOD ENDED                    PERIOD ENDED
                                                                                  JUNE 30,                        JUNE 30,

                                                                              2002        2001                2002        2001
                                                                              ----        ----               -----        ----

Interest income:
Loans and leases, including fees ......................................   $2,422,547   $2,440,447         $1,237,383    $1,249,967
Bank-owned  certificates of deposit ...................................          958           --                958            --
Investment securities:
         U.S. Treasury Securities .....................................           --       13,071                 --            --
         U.S. Government agencies .....................................      581,567      775,455            248,075       439,798
Other investments .....................................................      156,718       57,043             80,456        53,468
Federal funds sold ....................................................       45,964      241,622             20,316        85,229
                                                                          ----------   ----------         ----------    ----------
Total interest income .................................................    3,207,754    3,527,638          1,587,188     1,828,462
Interest expense:
         Interest bearing demand and money market .....................      200,565      235,434             92,540       128,510
         Savings ......................................................        1,107          562                666           317
         Time deposits of $100,000 or more ............................      338,757      612,808            161,407       315,421
         Other time deposits ..........................................      947,915    1,171,885            440,524       612,759
         Other borrowings .............................................      235,194      123,505            124,717        56,551
                                                                          ----------   ----------         ----------    ----------
                  Total interest expense ..............................    1,723,538    2,144,194            819,854     1,113,558
                                                                          ----------   ----------         ----------    ----------
         Net interest income ..........................................    1,484,216    1,383,444            767,334       714,904
Provision for possible loan losses ....................................       84,082      108,000             37,082        87,000
                                                                          ----------   ----------         ----------    ----------
         Net interest income after provision for possible loan losses .    1,400,134    1,275,444            730,252       627,904

Other income:
         Service charges on deposit accounts ..........................       30,891       27,291             15,177        15,005
         Gains on the sale of loans and leases (net) ..................      215,950      125,714             88,898        64,183
         Gains (losses) on the sale of securities available for sale ..          469       40,284             (1,175)       40,284
         Other income .................................................      168,507       59,675             86,110        18,551
                                                                          ----------   ----------         ----------    ----------
         Total other income ...........................................      415,817      252,964            189,010       138,023
Other expense:
         Salaries and other compensation ..............................      785,568      715,195            392,014       365,525
         Employee benefits ............................................      145,711      136,667             70,712        72,091
         Net occupancy and equipment expense ..........................      259,459      250,413            132,601       127,017
         Professional and other outside services ......................      189,756      130,487            105,543        59,644
         Other expense ................................................      332,996      277,126            172,279       143,423
                                                                          ----------   ----------         ----------    ----------
                  Total other expenses ................................    1,713,491    1,509,888            873,149       767,700
                                                                          ----------   ----------         ----------    ----------

Net income (loss) before income tax benefit ...........................      102,461       18,520             46,113        (1,773)
Income tax benefit ....................................................           --           --                 --            --
                                                                          ----------   ----------         ----------    ----------
Net income (loss) .....................................................   $  102,461   $   18,520         $   46,113    $   (1,773)
                                                                          ==========   ==========         ==========    ===========

Basic and diluted earnings (loss) per share ...........................   $      .10   $      .02         $      .04    $      .00
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

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                   FOR THE                       FOR THE
                                                                                  SIX-MONTH                     THREE-MONTH
                                                                                PERIOD ENDED                    PERIOD ENDED
                                                                                  JUNE 30,                        JUNE 30,

                                                                             2002           2001              2002            2001
                                                                             ----           ----              ----            ----

Net income (loss) .....................................................    $102,461          $ 18,520       $  46,113     $  (1,773)
Other comprehensive income (loss), before tax:
         Unrealized holding gains (losses) arising during period ......     156,984            20,937         325,081      (205,526)
         Income tax benefit (expense) .................................     (56,514)          (10,288)       (117,029)       71,239
                                                                           --------          --------       ---------     ---------
Comprehensive income (loss) ...........................................    $202,931          $ 29,169       $ 254,165     $(136,060)
                                                                           ========          ========       =========     =========



               See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE
                                                                                          SIX-MONTH
                                                                                         PERIOD ENDED
                                                                                           JUNE 30,

                                                                                     2002              2001
                                                                                     ----              ----

Cash flows from operating activities:
         Net income ............................................................  $  102,461     $    18,520
         Adjustments to reconcile net income (loss) to net cash provided by and used in operating activities:

                  Net (accretion) amortization of investment securities ........     107,722          (1,489)
                  Depreciation and amortization of premises and equipment ......      79,997          94,323
                  Gains on the sale of loans ...................................    (215,950)       (125,714)
                  Gains on the sale of available for sale securities ...........        (469)        (40,284)
                  Provision for loan losses ....................................      84,082         108,000
                  Decrease in other assets .....................................      59,348          72,782
                  Increase in other liabilities ................................     167,855         734,167
                                                                                  ----------     -----------
                           Net cash provided by operating
                           activities ..........................................     385,046         860,305

Cash flows from investing activities:

         Purchase of bank-owned certificates of deposit ........................  (1,293,000)             --
         Maturities of investment securities available-for-sale ................   8,354,643       9,047,559
         Purchases of investment securities available for sale ................. (12,157,695)    (34,520,968)
         Proceeds from sales of investment securities available-for-sale .......  11,004,600       7,299,776
         Purchases of restricted equity securities .............................    (250,000)             --
         Proceeds from sale of loans and leases ................................   2,877,482       2,946,128
         Loans originated, net of principal repayments .........................  (6,765,842)    (14,718,792)
         Purchases of premises and equipment ...................................     (40,666)        (58,693)
                                                                                 -----------     -----------
                  Net cash provided by (used in) investing activities ..........   1,729,522     (30,004,990)

Cash flows from financing activities:

         Increase (decrease) in other borrowings ...............................   5,000,000        (965,000)
         Sale of treasury stock ................................................      88,785              --
         Increase (decrease) in deposits .......................................  (5,019,390)     27,613,236
         Decrease in securities sold under repurchase agreements ...............    (164,919)       (722,037)
                                                                                 -----------     -----------
                  Net cash provided by (used in) financing activities ..........     (95,524)     25,926,199
                                                                                 -----------     -----------

Net increase/(decrease) in cash and cash equivalents ...........................   2,019,044      (3,218,486)
Cash and cash equivalents, beginning of period .................................   5,935,536       6,413,375
                                                                                 -----------     -----------

Cash and cash equivalents, end of period ....................................... $ 7,954,580     $ 3,194,889
                                                                                 ===========     ===========


               See notes to the consolidated financial statements.

                               CNB HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE SIX MONTHS
                               ENDED JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Form 10-KSB.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Chattahoochee National Bank (the "Bank"), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of share outstanding during the period, which totaled 1,064,287 and 1,059,260 shares for the six months and the three months ended June 30, 2002 respectively. There were no potentially dilutive common shares at June 30, 2002.

NOTE 3 - LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands
(000):

                                         JUNE 30, 2001   DECEMBER 31, 2000
                                         -------------   -----------------
Commercial Loans                            $24,691         $27,529
Real Estate -- construction                  29,237          24,063
Real Estate - mortgage                        7,112           5,362
Leasing financing                             3,123           3,270
Installment Loans                             2,716           2,611
                                            -------         -------
Total Loans                                  66,879          62,835
Less: Deferred loan fees and costs              113              80
Less: Allowance for loans and lease losses      700             709
                                            -------         -------
Loans and leases receivable, net            $66,066         $62,046
                                            =======         =======



NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale is as follows

 Beginning balance - January 1, 2002          $ (4,862)
 Current - period change                       100,470
                                              --------
 Ending balance - June 30, 2002               $ 95,608
                                              ========

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

     There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

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

     Total assets increased from $104,261,410 on December 31, 2001 to $104,536,672 on June 30, 2002, an increase of $275,262. This increase was due to an increase in loans of $4,020,228, a $6,901,817 decrease in investment securities, a $1,293,000 increase in bank-owned certificates of deposit and a $996,333 increase in federal funds. This growth was primarily funded by a $4,835,081 increase in other borrowed money and a $5,019,390 decrease in deposits. Increase loan demand was funded by decreases in investment securities due to sales and maturities. The funding source changed from deposits to other borrowed money obtained from the Federal Home Loan Bank of Atlanta. Since rates have dropped to historic lows, Federal Home Loan Bank advances, at least for now, have become less expensive than competing for deposits in the Metropolitan Atlanta market.

     The $5,019,390 decrease in deposits came from a decrease of $2,808,024 in time deposits of $100,000 or more and a decrease of $3,143,264 in other time deposits.

Allowance for Loan Losses

     The allowance for loan losses as of June 30, 2002 was $699,821 compared to $708,918 as of December 31, 2001. The allowance for loan losses, as a percentage of total gross loans, for June 30, 2001 was 1.05%, compared to 1.13% as of December 31, 2001. The amount provided for the allowance during the second quarter of 2002 was prompted by risks inherent in the loan portfolio. Most of our known loan collection problems were either partly or entirely recognized as losses during this quarter. During the second quarter of 2002, a review of the Bank's loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank's Board of Directors and management, the Bank approved the firm's report. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank's loan portfolio. In addition to the independent reviews, the Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank's Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank's Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank's Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the June 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $8.0 million, representing 7.6% of total assets. Securities and bank-owned certificates of deposit amounted to $26.0 million, representing 24.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the six-month period ended June 30, 2002, other borrowed money increased $4.8 million. During the three-month period ended June 30, 2002, management used this $4.8 million to replace the decrease of $5.0 million in total deposits. Management does not anticipate that this change in funding sources to continue indefinitely. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management is aware of no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     During 2002, the Company reissued 10,000 shares of its common stock which were purchased by the Bank's 401k Plan. Participants in the plan purchased the common stock for $88,785.

         This table below illustrates the Company's regulatory capital ratios at the date indicated:

                                                                      MINIMUM
                                                                     REGULATORY
                                                 JUNE 30, 2002      REQUIREMENT

Tier 1 Capital                                       12.32%              4.0%
Tier 2 Capital                                        0.91                --
                                                     -----               ---
         Total risk-based capital ratio              13.23%              8.0%
                                                     =====               ===
Leverage ratio                                        9.31%              3.0%
                                                     =====               ===

RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2002

     Net income for the six-month period ended June 30, 2002 amounted to $102,461 or $.10 per basic and diluted income per share compared to a net income of $18,520, or $.02 per basic and diluted income per share for the same six-month period in 2001. The following is a brief discussion of the more significant components of net income during this period:

a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

     June 30, 2002
     -------------

      Interest                                        Interest       Annualized
        Earning Assets/                 Average        Income/         Yield/
       Bearing Liabilities              Balance         Cost           Cost
                                        -------       --------       ----------
     Federal funds sold               $ 5,513,791    $   45,964         1.67%
     Securities and bank-owned
         certificates of deposit       27,819,998       739,243         5.31%
     Loans                             63,966,854     2,422,547         7.57%
                                      -----------    ----------
              Total                   $97,300,643    $3,207,754         6.59%
                                      ===========    ==========
     Deposits                         $71,798,996    $1,488,344         4.15%
     Other borrowings                  11,266,034       235,194         4.18%
                                      -----------    ----------
                    Total             $83,065,030    $1,723,538         4.15%
                                      ===========    ----------         ----
     Net interest income                             $1,484,216         2.44%
                                                     ==========         ====
     Net yield on earning assets                                        3.05%
                                                                        ====

     June 30, 2001
     -------------

      Interest                                        Interest       Annualized
        Earning Assets/                 Average       Income/          Yield/
       Bearing Liabilities              Balance        Cost             Cost
                                        -------       --------       ----------
     Federal funds sold               $ 9,173,225    $  241,622        5.27%
     Securities                        26,494,888       845,569        6.38%
     Loans                             48,439,738     2,440,447       10.08%
                                      -----------    ----------
              Total                   $84,107,851    $3,527,638        8.39%
                                      ===========    ==========
     Deposits                         $71,798,996    $2,020,689        5.63%
     Other borrowings                   4,927,775       123,505        5.01%
                                      -----------    ----------
                    Total             $76,726,771    $2,144,194        5.59%
                                      ===========    ----------       -----
     Net interest income                             $1,383,444        2.80%
                                                     ==========       =====
     Net yield on earning assets                                       3.29%
                                                                      =====

     The majority of the Bank's loans are adjusted to the Wall Street Prime rate, which dropped 50% to 4.75% during 2001. The Bank's certificates of deposit issued in the first quarter of 2001 were mostly one year certificates. While the Bank's loan portfolio repriced immediately, the Bank's certificates of deposit issued during that quarter have just repriced during the first quarter of 2002. Therefore, the Bank's margin has decreased compared to the prior period. Assuming no change or an increase in the Prime rate, the Bank expects that its margin may continue to improve throughout 2002.

     b. Total other income for six-month period ended June 30, 2002 amounted to $415,817 compared to $252,964 in 2001. On an annualized basis, this represents 0.40% of total assets compared to 0.24% in 2001. In 2001, the Bank sold loans and leases without recourse totaling $2,946,128 recognizing a gain of $125,714 or 49.70% of total other income. In 2002 the Bank sold leases totaling $2,877,482 recognizing a gain of $215,950 or 51.93% of total other income. The service charge on deposit accounts was $27,291 for the six-month period ended June 30, 2001, or 10.79% of total other income compared to $30,891 or 7.42% for the same period in 2002. Most of our deposit customers maintain balances at levels that prevent service charges. Additionally, available for sale securities were sold for net gains of $40,284 in 2001 or 15.92% compared to $469 for the same six-month period in 2002. Of the $59,675 in other miscellaneous income in first six months of 2001, $52,159 consists of mortgage origination and fee income from mortgage loans, which are not added to the Company's loan portfolio. In the first six months of 2002, $105,603 of the $168,507 of miscellaneous other income consisted of mortgage and fee income from mortgage loans. Income from increased cash surrender values of bank owned life insurance did not exist in the first half of 2001. However, this insurance income is $57,932 or 34.38% of miscellaneous other income and 13.93% of total other income for the six-month period ended June 30, 2002.

     c. Operating expenses for the six-month period ended June 30, 2001 amounted to $1,509,888 compared to $1,713,490 for the same period in 2002, with the largest expenses being related to salaries and employee benefits and professional and outside services. The majority of the increase was due to increases in incentive compensation for increased mortgage loan and SBA Loan origination. Also, legal and professional expenses increased due an increase in loan collection activity. Since the Bank has not had any significant loan collection activity in its brief four-year existence, this would be in the normal course of doing business with a more mature loan portfolio. On an annualized basis, operating expenses represent 2.87% of total assets compared to 3.28% in 2002.

     d. The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.

Three-Month Period Ended June 30, 2002

     Net income for the three-month period ended June 30, 2002 amounted to $46,113, or $.04 per basic and diluted earnings per share compared to ($1,773), or $.00 per basic and diluted loss per share in 2001. The following is a brief discussion of the more significant components of net loss during this period:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

          June 30, 2002
          -------------

          Interest                                      Interest     Annualized
          Earning Assets/                 Average        Income/         Yield/
          Bearing Liabilities             Balance         Cost           Cost
          -------------------             -------       --------     ----------

          Federal funds sold              $ 4,770,561   $   20,316        1.70%
          Securities and bank-owned
                certificates of deposit    24,528,654      329,489        5.37%
          Loans                            64,940,541    1,237,383        7.62%
                                          -----------   ----------
                           Total          $94,239,756   $1,587,188        6.74%
                                          ===========

          Deposits                        $68,122,769   $  695,137        4.08%
          Other borrowings                 10,736,421      124,717        4.65%
                                          -----------   ----------
                           Total          $78,859,190   $  819,854        4.16%
                                          ===========   ==========        ----
          Net interest income                           $  767,334        2.58%
                                                        ==========        ====
          Net yield on earning assets                                     3.26%
                                                                          ====


          June 30, 2001
          -------------

          Interest                                      Interest      Annualized
          Earning Assets/                 Average        Income/         Yield/
          Bearing Liabilities             Balance         Cost           Cost
          -------------------             -------       --------      ----------

          Federal funds sold          $ 7,139,257      $   85,229        4.78%
          Securities                   30,644,229         493,266        6.44%
          Loans                        51,240,112       1,249,967        9.76%
                                      -----------      ----------
                   Total              $89,023,598      $1,828,462        8.22%
                                      ===========
          Deposits                    $70,894,842      $1,057,007        5.96%
          Other borrowings              4,663,225          56,551        4.85%
                                      -----------      ----------
                         Total        $75,558,067      $1,113,558        5.90%
                                      ===========      ==========        ----
          Net interest income                          $  714,904        2.32%
                                                       ==========        ====
          Net yield on earning assets                                    3.21%
                                                                         ====

     The majority of the Bank's loans are adjusted to the Wall Street Prime rate, which dropped 50% to 4.75% during 2001. The Bank's certificates of deposit issued in the first quarter of 2001 were mostly one year certificates. While the Bank's loan portfolio repriced immediately, the Bank's certificates of deposit issued during that quarter have just repriced during the first quarter of 2002. Therefore, the Bank's margin has increased compared to the prior period. Assuming no change or an increase in the Prime rate, the Bank expects that its margin may continue to improve throughout 2002.

     b. Total other income for three-month period ended June 30, 2001 amounted to $138,023 compared to $189,010 in 2002. On an annualized basis, this represents 0.52% of total assets compared to 0.72% of total assets in 2002. The Bank sold loans and leases totaling $837,318 without recourse compared to $1,437,410 for the same period in 2002. The profit from these sales was $64,183 or 46.50% of total other income compared to $88,898 or 47.03% for the same period in 2002. The service charge on deposit accounts was $15,005 or 10.87% of total other income compared to $15,177 or 8.03% for the same period in 2002. Generally, our customer relationships are maintaining sufficient balances to avoid service charges. Additionally, available for sale securities were sold for net losses of $1,175 or (0.62%) in 2002. There were gains of $40,284 or 29.19% for the comparative three-month period in 2001. Other miscellaneous income at $18,551 is 13.44% of total other income in 2001 compared to $86,110 or 45.56% for the same period in 2002. Of this total, $18,551 is related to mortgage banking activities compared to $53,525 for the same period in 2002. Income from increased cash surrender values of bank owned life insurance did not exist in the second quarter of 2001. However, this insurance income is $28,966 or 33.64% of miscellaneous other income and 15.33% of total other income for the three-month period ended June 30, 2002.

     c. Operating expenses for the three-month period ended June 30, 2001 amounted to $767,700 compared to $873,149 for the same period in 2002, with the largest expense being related to salaries and employee benefits and professional and outside services. Additional legal and professional expenses increased due an increase in loan collection activity. Operating expenses represent 2.91% of total assets in 2001 compared to 3.34% in 2002.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on June 19, 2002. Notice of the Annual Meeting was mailed on May 17, 2002 to each shareholder of record as of May 10, 2002. At this meeting, the Company's shareholders considered electing four persons to serve as members of the Company's Board of Directors for a term of three years and until their successors are duly elected and qualified. The record shareholders of the Company voted as follows:

     The proposal to elect four persons to serve as members of the Company's Board of Directors for a term of three years and until their successors are duly elected and qualified. The number of votes cast for and against the election of each nominee was as follows:

                                              Votes                  Votes
          NOMINEE                              FOR                  WITHHELD
          -------                              ---                  --------

          Patricia R. Grimes                  980,929                2,700
          John A. Pond                        980,929                2,700
          Reid W. Simmons                     980,929                2,700
          W. David Sweatt                     980,929                2,700

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

Date: August 13, 2002       By: /s/ H. N. Padget, Jr.
                                ----------------------
                                H. N. Padget, Jr., President and
                                Chief Executive Officer
                                (principal executive officer)

Date: August 13, 2002       By: /s/ Danny F. Dukes
                                -------------------
                                Danny F. Dukes, Senior Vice President,
                                Chief Financial Officer
                                (principal financial and accounting officer)