Form 10QSB
period 2002-09-30
CNB HOLDINGS INC /GA/
filed 2002-11-13
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 000-23991

CNB HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	58-2362335 (I.R.S. Employer Identification No.)

7855 North Point Parkway
Suite 200
Alpharetta, Georgia 30022-4849
(Address of principal executive offices)

(770) 650-8262
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class Common Stock, $1.00 par value	Outstanding at November 13, 2002 1,074,669

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$3,488,358	$560,523
Federal funds sold	2,095,000	5,375,013
Investment securities:
Securities available-for-sale, at market value	33,405,786	31,886,764
Restricted equity securities	1,188,000	638,000
Loans net of allowance for loan losses of $734,150 and $708,918	67,877,916	62,045,635
Premises and equipment (net)	552,411	624,928
Other assets	3,489,509	3,130,547

TOTAL ASSETS	$112,096,980	$104,261,410

LIABILITIES
Deposits:
Non interest-bearing demand	$9,473,900	$9,394,574
Interest-bearing demand and money market	14,358,899	15,489,407
Savings	90,312	69,826
Time deposits of $100,000 or more	19,688,158	21,065,470
Other time deposits	38,249,274	39,452,303

Total Deposits	81,860,543	85,471,580
Securities sold under repurchase agreements	692,580	683,648
Other borrowed money	18,569,500	7,569,500
Other liabilities	1,967,993	1,760,241

TOTAL LIABILITIES	103,090,616	95,484,969

STOCKHOLDERS’ EQUITY
Preferred stock, par value not stated;
10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $1.00 per share;
10,000,000 shares authorized; 1,235,000 issued	1,235,000	1,235,000
Surplus	10,006,752	10,004,858
Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale	23,590	(4,862)
Treasury stock	(1,315,442)	(1,402,333)
Unearned ESOP shares	(399,998)	(399,998)
Accumulated deficit	(543,538)	(656,224)

TOTAL STOCKHOLDERS’ EQUITY	9,006,364	8,776,441

TOTAL LIABILITIES AND EQUITY	$112,096,980	$104,261,410

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,		FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Interest income loans and leases, including fees	$3,652,346	$3,689,482	$1,229,799	$1,249,035
Bank-owned certificates of deposit	9,411	—	8,453	—
Investment securities:
U.S. Treasury securities	—	13,070	—	—
U.S. government agencies	842,742	677,521	261,175	354,856
Other investments	208,528	616,030	51,810	106,196
Federal funds sold	81,112	272,187	35,148	30,565

Total interest income	4,794,139	5,268,290	1,586,385	1,740,652
Interest expense:
Interest bearing demand and money market	268,821	368,599	68,256	133,165
Savings	1,438	971	331	409
Time deposits of $100,000 or more	579,822	904,506	241,065	291,698
Other time deposits	1,363,282	1,755,417	415,367	583,532
Other borrowings	381,270	169,639	146,076	46,134

Total interest expense	2,594,633	3,199,132	871,095	1,054,938

Net interest income	2,199,506	2,069,158	715,290	685,714
Provision for possible loan losses	386,082	141,000	302,000	33,000

Net interest income after provision for possible loan losses	1,813,424	1,928,158	413,290	652,714

Other income:
Service charges on deposit accounts	45,248	43,266	14,357	15,975
Gains on the sale of loans and leases (net)	302,341	207,367	86,391	81,653
Gains on the sale of securities available for sale	233,857	57,581	233,388	17,297
Other income	281,760	86,078	113,253	26,403

Total other income	863,206	394,292	447,389	141,328
Other expense:
Salaries and other compensation	1,187,210	1,058,594	401,642	343,399
Employee benefits	213,453	199,921	67,742	63,254
Net occupancy and equipment expense	394,023	366,548	134,564	116,135
Professional and other outside services	280,142	197,401	90,386	66,914
Other expense	489,116	440,787	156,119	163,661

Total other expenses	2,563,944	2,263,251	850,453	753,363

Net income before income tax	112,686	59,199	10,226	40,679
Income tax	—	—	—	—

Net income	$112,686	$59,199	$10,226	$40,679

Basic and diluted earnings per share	$.11	$.06	$.01	$.04

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,		FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Net income	$112,686	$59,199	$10,226	$40,679
Other comprehensive income, before tax:
Unrealized holding gains (losses) arising during period	44,456	335,512	(112,528)	314,575
Income tax benefit (expense)	(16,004)	(123,535)	40,510	(113,247)

Comprehensive income (loss)	$141,138	$271,176	$(61,792)	$242,007

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$112,686	$59,199
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of investment securities	159,055	11,925
Depreciation and amortization of premises and equipment	120,961	132,712
Gains on the sale of loans and leases	(302,341)	(207,367)
Gains on the sale of securities available for sale	(233,858)	(57,581)
Provision for loan losses	386,082	141,000
Increase (decrease) in other assets	(358,962)	202,434
Increase in other liabilities	191,748	721,613

Net cash provided by operating activities	75,371	1,003,935

Cash flows from investing activities:
Maturities of investment securities available-for-sale	10,642,397	16,512,168
Purchases of investment securities available-for-sale	(35,029,651)	(42,483,056)
Purchases of restricted equity securities	(550,000)	—
Proceeds from sales of investment securities available-for-sale	22,987,491	7,812,711
Proceeds from sale of loans and leases	4,314,892	3,962,127
Loans originated, net of principal repayments	(10,230,914)	(16,528,452)
Purchases of premises and equipment	(48,444)	(64,347)

Net cash used in investing activities	(7,914,229)	(30,788,849)

Cash flows from financing activities:
Increase (decrease) in securities sold under repurchase agreements	8,932	(487,576)
Sale of treasury stock	88,785	—
Increase in other borrowings	11,000,000	45,000
Increase (decrease) in deposits	(3,611,037)	35,053,441

Net cash provided by financing activities	7,486,680	34,610,865

Net increase (decrease) in cash and cash equivalents	(352,178)	4,825,951
Cash and cash equivalents, beginning of period	5,935,536	6,413,375

Cash and cash equivalents, end of period	$5,583,358	$11,239,326

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company’s Form 10-KSB.

The consolidated financial statements include the account of the Company and its wholly owned subsidiary, Chattahoochee National Bank (the “Bank”), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 – EARNINGS PER COMMON SHARE

         Earnings per share is computed by dividing net income or available to common shareholders by the weighted average number of share outstanding during the period, which totaled 1,069,259 shares for the nine and three months ended September 30, 2002. There were no potentially dilutive common shares at September 30, 2002.

NOTE 3 – LOANS AND LEASES RECEIVABLE

         Major classifications of loans and leases are as follows in thousands (000):

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

Commercial Loans	$23,456	$27,529
Real Estate — construction	28,676	24,063
Real Estate — mortgage	7,584	5,362
Leasing financing	3,024	3,270
Installment Loans	5,987	2,611

Total Loans	68,727	62,835
Less: Deferred loan fees and costs	115	80
Less: Allowance for loans and lease losses	734	709

Loans and leases receivable, net	$67,878	$62,046

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income market valuation reserve on investment securities available-for-sale is as follows

Beginning balance - January 1, 2002	$(4,862)
Current - period change	28,452

Ending balance - September 30, 2002	$23,590

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended. Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the “Company”) and its wholly-owned subsidiary, Chattahoochee National Bank (the “Bank”) in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards and (iv) changes in the legislative and regulatory environment. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank’s non-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company was incorporated in Georgia on November 5, 1997 to become a bank holding company and to own and control all of the outstanding shares of the Bank. In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the “Common Stock”), at $10.00 per share. Proceeds from these stock offerings amounted to an aggregate of $11,103,625, net of selling expenses and repayment of the organizers’ expense. The Company purchased 100% of the Bank’s common stock by injecting approximately $9.6 million into the Bank’s capital accounts immediately prior to the Bank’s opening on July 27, 1998.

FINANCIAL CONDITION

         Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank’s financial condition are discussed in detail below.

         Total assets increased from $104,261,410 on December 31, 2001 to $112,096,980 on September 30, 2002, an increase of $7,835,570. This increase was due to an increase in loans of $5,832,281, a $1,519,022 increase in securities available for sale, and a $2,927,835 increase in cash and due from banks. This growth was primarily funded by an $11,000,000 increase in other borrowed money. Due to increased competition in our market, deposits decreased $3,611,037. However, we were able to fund our growth with less expensive borrowings from the Federal Home Loan Bank of Atlanta.

         The $3,611,037 decrease in deposits came from a decrease of $1,130,508 in interest bearing demand and money market, a decrease of $1,377,312 in time deposits of $100,000 or more and a decrease of $1,203,029 in other time deposits. Non-interest-bearing demand increased $79,326.

Allowance for Loan Losses

         The allowance for loan losses as of September 30, 2002 was $734,150 compared to $708,918 as of December 31, 2001. The allowance for loan losses, as a percentage of total gross loans, for September 30, 2002 was 1.07%, compared to 1.13% as of December 31, 2001. The amount provided for the allowance during the third quarter of 2002 was prompted by one credit totaling approximately $357,000 that was charged off during the period. During the second quarter of 2002, a review of the Bank’s loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank’s Board of Directors and management, the Bank approved the firm’s report. Another independent loan review will be conducted in the fourth quarter. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank’s loan portfolio. In addition to the independent reviews, the Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank’s Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank’s Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

         Management considers the allowance for loan losses to be adequate and sufficient to absorb future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

         Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5,583,358, representing 4.98% of total assets. Securities amounted to $34,593,786, representing 30.86% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company’s ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 2002, total deposits decreased $3,611,037 as a result of increased competition. Additionally, the Company has offered secure repurchase accounts to its customers that total $692,580. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management is not aware of any trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

         During 2002, the Company reissued 10,000 shares of its common stock which were purchased by the Bank’s 401k Plan. Participants in the plan purchased the common stock for $88,785.

         This table below illustrates the Company’s regulatory capital ratios at the date indicated:

	SEPTEMBER 30, 2002	MINIMUM REGULATORY REQUIREMENT

Tier 1 Capital	11.88%	4.0%
Tier 2 Capital	0.87	—

Total risk-based capital ratio	12.75%	8.0%

Leverage ratio	8.68%	3.0%

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2002

         Net income for the nine-month period ended September 30, 2002 amounted to $112,686, or $.11 per basic and diluted income per share compared to net income of $59,199 or $.06 per basic and diluted earnings per share. The following is a brief discussion of the more significant components of net income during this period:

a.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

September 30, 2002

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Federal funds sold	$6,993,376	$90,523	1.73%
Securities	27,929,446	1,051,270	5.02%
Loans	63,659,181	3,652,346	7.65%

Total	$98,582,003	$4,794,139	6.48%

Deposits	$71,232,574	$2,213,363	4.14%
Other borrowings	12,190,529	381,270	4.17%

Total	$83,423,103	$2,594,633	4.15%

Net interest income		$2,199,506	2.33%

Net yield on earning assets			2.97%

September 30, 2001

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Federal funds sold	$7,311,792	$272,187	4.96%
Securities	27,852,734	1,306,621	6.25%
Loans	50,574,130	3,689,482	9.72%

Total	$85,738,656	$5,268,290	8.19%

Deposits	$73,872,896	$3,029,493	5.47%
Other borrowings	4,497,045	169,639	5.03%

Total	$78,369,941	$3,199,132	5.44%

Net interest income		$2,069,158	2.75%

Net yield on earning assets			3.22%

b.	Total other income for the nine-month period ended September 30, 2002 amounted to $863,206 compared to $394,292 for 2001. On an annualized basis, this represents 1.03% of total assets compared to 0.39% of total assets for the same period in 2001. The Bank sold loans totaling $4,314,892 without recourse compared with $3,962,127 in 2001. The profit from these sales was $302,341 or 35.03% of total other income compared with $207,367 and 52.59% for 2001. The service charge on deposit accounts is relatively low, at $45,248 or 5.24% of total other income compared with $43,266 or 10.97% for 2001. Most of our deposit customers maintain balances at levels that prevent service charges. Additionally, available for sale securities were sold for net gains of $233,857 or 27.09% of total other income compared with $57,581 or 14.60% for the same period in 2001. Of the $281,760 miscellaneous other income or 32.64% of total other income, $169,663 or 60.22% of miscellaneous other income consists of mortgage origination and fee income from mortgage loans, which are not added to the Bank’s loan portfolio. For 2001, of the $86,078 of miscellaneous other income, or 21.83% of total other income, $75,693 or 87.94% related to mortgage origination activity. An additional $103,129 or 36.60% of miscellaneous other income consisted of income from bank owned life insurance. This was not a source of miscellaneous other income in 2001.

c.	Operating expenses for the nine-month period ended September 30, 2002 amounted to $2,563,944 compared to $2,263,251 for 2001. The largest expense being related to salaries and employee benefits and professional and outside services. The largest component of the increase was a result of increased volumes of loan activity from employees compensated through incentives. Incentives increased from $149,197 in 2001 to $204,271. The additional increase was a result of increased loan servicing, deposit servicing and general overhead that routinely occurs in a growing financial institution. On an annualized basis, operating expenses represent 3.04% of total assets compared to 3.02% in 2001.

d.	The Company has recorded no provision for income taxes due to accumulated deficits incurred to date.

Three-Month Period Ended September 30, 2002

         Net income for the three-month period ended September 30, 2002 amounted to $10,226, or $.01 per diluted share compared to $40,679, or $.04 per diluted share for the same three-month period ended September 30, 2001. The following is a brief discussion of the more significant components of net income during this period:

a.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

September 30, 2002

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Federal funds sold	$9,952,243	$43,601	1.75%
Securities	28,153,362	312,985	4.45%
Loans	63,043,542	1,229,799	7.80%

Total	$101,149,147	$1,586,385	6.27%

Deposits	$73,223,458	$725,019	3.96%
Other borrowings	14,039,243	146,076	4.16%

Total	$87,262,701	$871,095	3.99%

Net interest income		$715,290	2.28%

Net yield on earning assets			2.83%

September 30, 2001

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Federal funds sold	$3,693,354	$30,565	3.31%
Securities	29,911,543	461,052	6.17%
Loans	55,959,413	1,249,035	8.93%

Total	$89,564,310	$1,740,652	7.77%

Deposits	$77,979,596	$1,008,804	5.17%
Other borrowings	4,635,765	46,134	3.98%

Total	$82,615,361	$1,054,938	5.11%

Net interest income		$685,714	2.66%

Net yield on earning assets			3.06%

b.	Total other income for three-month period ended September 30, 2002 amounted to $447,389 compared with $141,328 for 2001. On an annualized basis, this represents 1.59% of total assets compared with 0.56% for 2001. The Bank sold loans and leases totaling $1,437,410 without recourse compared to $1,015,999 in 2001. The profit in 2002 from these sales was $86,391 or 19.31% of total other income compared with $81,653 or 57.78% for 2001. The service charge on deposit accounts was $14,357 or 3.21% of total other income compared with $15,975 or 11.30% for 2001. Most of our deposit customers maintain balances at levels that prevent service charges. Miscellaneous other income was $113,253 or 25.31% of total other income compared to $26,403 or 18.68% of total other income for 2001. The majority of other income is related to mortgage origination activities and income from bank owned life insurance.

c.	Operating expenses for the three-month period ended September 30, 2002 amounted to $850,453 compared to $753,363 in 2001, with the largest expense being related to salaries and employee benefits and professional and outside services. On an annualized basis, this represents 3.03% of total assets compared with 3.01% of total assets in 2001.

Item 3.	Controls and Procedures

         Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are filed with this Report:

             Exhibit No.       Description

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	By:	/s/H. N. PADGET, JR.

H. N. Padget, Jr., President and Chief Executive Officer (principal executive officer)

Date: November 13, 2002	By:	/s / DANNY F. DUKES

Danny F. Dukes, Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, H.N. Padget, Jr., President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CNB Holdings, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/H.N. PADGET, JR.

H.N. Padget, Jr., President and C.E.O. (Principal Executive Officer)

I, Danny F. Dukes, C.F.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CNB Holdings, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ DANNY F. DUKES

Danny F. Dukes, S.V.P/C.F.O. (Principal Financial and Accounting Officer)