Form 10KSB
period 2002-12-31
CNB HOLDINGS INC /GA/
filed 2003-03-31
CIK 1058973

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File No. 000-23991

CNB HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

Georgia (State of Incorporation)	58-2362335 (I.R.S. Employer Identification Number)

7855 North Point Parkway, Suite 200 Alpharetta, Georgia (Address of Principal Executive Offices)	30022-4849 (Zip Code)

(770) 650-8262
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class None	Name of Exchange on Which Registered N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $1.00 par value per share

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $7,630,996.

The aggregate market value of the common stock held by non-affiliates of the issuer (707,668 shares) on March 26, 2003 was approximately $6,369,012. For the purpose of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be “affiliates” of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of March 26, 2003, there were 1,076,328 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the “Company”) and its wholly-owned subsidiary, Chattahoochee National Bank (the “Bank”) in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards, (iv) changes in the legislative and regulatory environment and (v) the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank’s non-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Item 1.            Description of Business

General

The Company was incorporated under the laws of the State of Georgia on November 5, 1997 and owns all of the outstanding capital stock of the Bank. In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the “Common Stock”), at $10.00 per share. On May 29, 1998, the Company received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (“DBF”) to become a bank holding company. Accordingly, the Company purchased 100% of the Bank’s common stock by injecting approximately $9.6 million into the Bank’s capital accounts immediately prior to the commencement of banking operations on July 27, 1998.

The Company was incorporated as a mechanism to enhance the Bank’s ability to serve its future customers’ requirements for financial services. The holding company structure provides flexibility for expansion of the Company’s banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not be able to provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

At December 31, 2002, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

The Company’s executive office is located at the Bank’s main office, 7855 North Point Parkway, Suite 200, Alpharetta, Georgia, and its telephone number at such location is (770) 650-8262. See “Item 2. Description of Properties.”

Business of the Bank

The Bank was organized in 1998 as a national bank to conduct a commercial banking business from Alpharetta, Georgia. The Bank’s primary federal regulator is the Office of the Comptroller of the Currency (“OCC”) and the Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations on July 27, 1998. The Bank was formed to meet the banking needs of individuals and small-to medium-sized businesses.

The Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, commercial loans and Small Business Administration Loans, providing other banking services such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts.

In March 2000, the Bank opened its second location at 3625 Brookside Parkway in Alpharetta. The new location is on the ground floor of a five story building in a large commercial office park. Management believes that the Bank’s target potential commercial customers surround this location.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the Loan Committee. The Bank does not make any loans to any director or executive officer of the Bank unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines set forth in 12 U.S.C. Section 84 as an exception to the 15% limit. The Bank’s initial lending limit is $1,563,000 for loans not fully secured plus an additional $1,040,000 (or an aggregate of approximately $2,603,000) for loans which meet the 12 U.S.C. Section 84 guidelines. These limits will increase or decrease as the Bank’s capital increases or decreases as a result of the Bank’s earnings or losses, among other reasons. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months, in many cases bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit generally is the same as applied by the Bank when making a first mortgage loan, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank’s borrowers. Borrower creditworthiness is affected by general economic conditions, including unemployment rates, interest rates, consumer bankruptcy rates and levels of consumer spending. The principal competitors for consumer loans will be the established banks in the north Fulton County area.

Real Estate Loans. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans in and around the Bank’s primary service area (“PSA”). These loans include certain commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank’s borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank competes for real estate loans with a number of bank competitors which are well established in the PSA. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may charge lower interest rates to attract borrowers.

The Bank also originates mortgage loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

Commercial Loans and Leases. Loans for commercial purposes in various lines of businesses are one of the primary components of the Bank’s loan portfolio. The terms of such loans vary by their purpose and underlying collateral (if any). Equipment loans and leases are typically made for a term of five years or less at fixed or variable rates, with the loan or lease fully amortized over the term and secured by the financed equipment. Typically, equipment loans and leases have a loan-to-value ratio of 80% or less and a lease-to-value ratio of 92% or less. Leases have terms not to exceed 36 months and are mostly for heavy equipment used in construction and road building. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases, principal is typically due at maturity. The principal economic risk associated with each category of the Bank’s loans, including commercial loans, is the creditworthiness of the Bank’s borrowers, which in turn is affected by general economic conditions and the strength of the services and retail market segments. In addition, the quality of the borrower’s management and its ability to properly evaluate changes in the supply and demand characteristics affecting its respective markets for products and services and to effectively respond to such changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The more established banks in the PSA make proportionately more loans to medium-to-large sized businesses than the Bank. Many of the Bank’s commercial loans are made to small-to-medium-sized businesses who may be less able to withstand competitive, economic and financial conditions than larger borrowers.

Other Banking Services. Other bank services include cash management services, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by the Bank’s customers throughout Georgia and other states. In March 2000, the Bank added its first automated teller machine cash dispenser in its new location at 3625 Brookside Parkway in Alpharetta. The Bank also offers MasterCard and VISA credit card services through The Banker’s Bank, Atlanta, Georgia, as an agent for the Bank. In 2000, the Bank began offering Internet banking and corporate cash management services.

The Bank also offers to its targeted commercial customers a courier service that will pick up non-cash deposits and minimal cash deposits of up to $200 from the customer’s place of business and deliver it to the Bank. The Bank believes that this is an important service for its customers because the Bank currently has only two locations. The Bank has contracted with a third party courier service which has been approved by the Georgia Public Service Commission for bank-related work.

Investments. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

Deposits. The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations. The Bank offers checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. The primary sources of deposits are residents of, and businesses and their employees located in, the PSA obtained through personal solicitation by the Bank’s officers and directors, direct mail solicitations and advertisements published in the local media. Deposits are generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts and other deposit or funds transfer services which may be permitted by law or regulation. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries (such as private trusts). Qualified deposits are insured by the FDIC in an amount up to $100,000.

At December 31, 2002, the Bank had no customers with aggregate deposits equal to or greater than $8,472,000, which equates to 10% of the Bank’s total deposits.

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

Correspondent Banking. Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. The Bank has a correspondent relationship with several banks, including Compass Bank, Birmingham, Alabama, The Banker’s Bank, Atlanta, Georgia, Synovus Financial Corporation, Columbus, Georgia and the Federal Home Loan Bank of Atlanta. At December 31, 2001, the Bank had outstanding participations with its correspondent banks of approximately $1,030,022.

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

Employees. The Bank has 27 full-time employees. The Company does not have any employees who are not also employees of the Bank.

Competition. The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Metropolitan Atlanta area. As of December 31, 2002, the north Fulton County area was served by 13 commercial banks with a total of 63 offices. A number of these competitors are well established in the PSA. Most of them have substantially greater resources and lending limits than the Bank and other certain services, such as extensive and established branch networks and trust services, that the Bank does not provide.

The regional bank holding companies represented in the PSA are: Bank of America, Wachovia Bank of Georgia, SunTrust Bank, SouthTrust Bank of Georgia, Regions Bank, Atlantic States Bank, Colonial Bank, Washington Mutual, National Bank of Commerce, RBC Centura and Branch Banking and Trust. The larger regional banks’ presence in the PSA is through branch offices, with many of the customer service functions, as well as authority for loan approval, being located outside of the PSA. There are several community banks and three other de novo banks located in the PSA.

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

Data Processing. The Bank has entered into a data processing servicing agreement with FiServ Solutions, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by Morgan Keegan. Payroll processing is provided by Express Pay, Inc.

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

Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the Georgia Bank Holding Company Act, as amended (the “Georgia BHC Act”) and is regulated under such acts by the Federal Reserve and the DBF, respectively.

Under the BHCA and the Georgia BHC Act, the Company is subject to periodic examination by the Federal Reserve and the DBF and is required to file periodic reports of its operations and such additional information as the Federal Reserve and the DBF may require. The Company’s and the Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.

Under the BHCA, the Company has generally been prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act has added additional financial related activities that may be conducted by a bank holding company that qualifies as a financial holding company. See “– Gramm-Leach-Bliley Act” below.

In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

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

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to suspend the payment of dividends, terminate any activity, or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that there exists a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company’s assets available to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Georgia Code. All Georgia bank holding companies must register with the DBF under the Financial Institutions Code of Georgia (the “Georgia Code”). A registered bank holding company must provide the DBF with information with respect to the financial conditions, operations, management and inter-company relationships of the holding company and its subsidiaries. The DBF may also require such other information as is necessary to keep itself informed about whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may make examinations of any bank holding company and its subsidiaries.

National Bank Regulation. The Bank is the only subsidiary of the Company. The Bank is a national banking association and a member of the Federal Reserve. The OCC is the primary regulator for the Bank. The OCC regulates or monitors all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the “Interstate Banking Act”), repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to “opt in” and accelerate the date after which interstate branching is permissible or “opt out” and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching. As a result of these provisions, banking organizations in other states, most significantly North Carolina, Florida and Alabama, have entered the Georgia market through acquisitions of Georgia institutions. Those acquisitions are subject to federal and Georgia approval as described above. The Georgia legislation also provides that an out-of-state bank may not enter the State of Georgia through a de novo branch, nor may it enter through the acquisition of less than substantially all of the assets of an existing bank.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Policies and Actions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. Banking regulators have not hesitated to use the enforcement authorities provided under FIRREA. Furthermore, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund (“BIF”), and the Savings Association Insurance Fund (“SAIF”)) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to a high rate of failures, the FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.03 to $.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. The Bank paid premiums at the lower end of this range during its first two years of operations.

Dividends. The principal source of the Company’s cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank’s earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See “— Capital Regulations” below.

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

FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. Tier 1 capital includes stockholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

Capital Category	Tier 1 Capital	Tier 1 Risk- Based Capital Ratio	Total Risk- Based Capital Ratio

Well Capitalized (1)	5% or more	6% or more	10% or more
Adequately Capitalized (1)	4% or more	4% or more	8% or more (2)
Undercapitalized (3)	less than 4%	less than 4%	less than 8% (4)
Significantly Undercapitalized	less than 3%	less than 3%	less than 6%
Critically Undercapitalized	2% or less (5)	—	—

______________

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

These capital guidelines can affect the Bank and the Company in several ways. While the Company has satisfied its leverage ratio requirements and the Bank has been considered well-capitalized, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s and the Company’s capital position in a relatively short period of time, making an additional capital infusion necessary.

Item 2.            Properties

The Company’s executive office is located at the Bank’s main office, 7855 North Point Parkway, Suite 200, Alpharetta, Georgia, in Fulton County. The site is located East of Georgia Highway 400 at the intersection of Mansell Road and North Point Parkway. The building is a one-story brick facility which houses three businesses. The Bank has the central location with a small business on each side. The Bank occupies 3,600 square feet of the total 21,600 square feet of the building. The office houses some of the Bank’s officers and operations. In addition, the office has two teller stations and a vault.

The Bank’s main office offers high visibility in a high traffic area just South of North Point Mall, and is a neighbor to a large retail shopping center. With close proximity to Georgia Highway 400, the office is situated in an area that management believes is the central location for business, residential, commuting and shopping in North Fulton County. Management believes that the facilities maintained by the Company and the Bank are suitable for its current operations. Management also believes that the Company and the Bank are adequately covered by insurance.

On March 6, 2000, the Bank opened a second location. This additional banking facility is located at the Bank’s leased facilities, 3625 Brookside Parkway, Suite 100, Alpharetta, Georgia, in Fulton County. The site is also East of Georgia Highway 400, East of North Point Parkway and South of Old Milton Parkway. The building is a five-story structure that houses 125,000 square feet of space leased by small- to medium-sized businesses. The Bank occupies 7,600 square feet of front, ground floor office space clearly visible to all visitors and tenants. The building houses the Bank’s commercial lending and commercial leasing operations. The facility has two teller stations and a vault.

The Bank’s second location is located in a new, but fast growing, North Fulton commercial office park named Brookside. Brookside is zoned for small- to medium-sized businesses, the Bank’s primary target market. Management believes that the facility’s proximity to Georgia Highway 400, North Point Parkway and other office parks in the area will further facilitate the Bank’s growth. The location is approximately seven miles Northeast of the Company’s executive offices.

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

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters

A.       Market Information.

The Common Stock of the Company began trading on the OTC Bulletin Board (the “OTC BB”) under the symbol “CHGD” on June 10, 1998. The market for the Company’s Common Stock must be characterized as a limited market due to its relatively low trading volume and little analyst coverage. The following table sets forth, for the periods indicated, the quarterly high and low bid price of the Common Stock of the Company reported by the OTC BB. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Fiscal Year Ended December 31, 2002

	Bid

	High	Low

First Quarter	$9.00	$8.65
Second Quarter	$10.40	$8.90
Third Quarter	$9.63	$8.55
Fourth Quarter	$9.44	$8.76

	Fiscal Year Ended December 31, 2001

	Bid

	High	Low

First Quarter	$8.00	$6.75
Second Quarter	$10.00	$6.87
Third Quarter	$9.70	$7.60
Fourth Quarter	$9.50	$7.75

B.       Holders of Common Stock.

As of March 26, 2003, there were 33 record holders of the Common Stock of the Company. This number is exclusive of beneficial owners whose Company Common Stock is held in street name.

C.       Dividends.

To date, the Company has not paid any dividends on its Common Stock. It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

The Bank is restricted in its ability to pay dividends under national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits the Bank from declaring a dividend on its shares of Common

Stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the Bank’s net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Equity Compensation Plan Information

The following table gives information about shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Equity compensation plans approved by security holders	298,000	$9.67	2,000

Equity compensation plans not approved by security holders	—	—	—

Total	298,000	$9.67	2,000

Item 6.            Management’s Discussion and Analysis or Plan of Operation

The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with information provided in the Company’s consolidated financial statements and accompanying footnotes, and with the statistical information appearing elsewhere in this Report under the caption “Selected Statistical Information.” Unless otherwise noted, the discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Results of Operations

General. The year 2002 was a year of growth for the Company and the Bank. As the results discussed below indicate, during 2002, the Bank continued to grow and build its balance sheet and income statement in a prudent manner. Accordingly, as the Bank enters 2003, management believes the Bank is well positioned to continue some level of growth and capitalize on market opportunities.

At December 31, 2002, total assets had increased 15.66% to $120.6 million and total deposits decreased 0.9% to $84.7 million. Total loans had grown 36.7% to $85.8 million, which created a loan to deposit ratio of approximately 101.2%. Other borrowings, primarily with the Federal Home Loan Bank of Atlanta, increased 225% to $24.6 million and primarily funded our growth during 2002. At December 31, 2001, total assets were $104.3 million, total deposits were $85.5 million, other borrowings were $7.6 million and total loans were $62.0 million. The loan to deposit ratio was 73%.

Net Interest Income. The Company’s results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-

interest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the fiscal years ended 2002 and 2001.

	December 31,2002 In thousands (000), except percentages

	Average Balance	Interest Income/ Expense	Yield/ Cost

Deposits in banks	$5,715	$102	1.78%
Securities	29,635	1,337	4.51%
Loans	68,443	5,026	7.34%

Total earning assets	$103,793	$6,465	6.23%

Interest-bearing deposits	$71,535	$2,887	4.04%
Other borrowings	15,781	603	3.82%

Total interest-bearing liabilities	$87,316	$3,490	4.00%

Net yield on earning assets			2.87%

Net interest spread			2.23%

	December 31, 2001 In thousands (000), except percentages

	Average Balance	Interest Income/ Expense	Yield/ Cost

Deposits in banks	$7,550	$316	4.19%
Securities	28,488	1,763	6.19%
Loans	53,041	4,845	9.13%

Total earning assets	$89,079	$6,924	7.77%

Interest-bearing deposits	$70,040	$3,992	5.70%
Other borrowings	5,325	253	4.75%

Total interest-bearing liabilities	$75,365	$4,245	5.63%

Net yield on earning assets			3.01%

Net interest spread			2.14%

As reflected above, average yield on earning assets amounted to 6.23% for 2002 compared to 7.77% for 2001. The average cost of funds amounted to 4.00% for 2002 compared to 5.63% for 2001. Net interest yield for the period ended December 31, 2002 was 2.87% compared to 3.01% for period ended December 31, 2001. During 2002, the decline in our net yield on earning assets occurred because of drops in the prime lending rate during 2001 and 2002. These decreased rates affected our earning asset yields immediately. However, we had to await the maturities of certificates of deposit that we issued before this sharp decline in interest rates. These maturities and repricing opportunities mostly came late in 2002. Therefore, we expect to see net yield on our earning assets improve in 2003, compared with 2002 as it did in the fourth quarter of 2002, compared with the third quarter.

Total Other Income. Total other income for the fiscal year ended December 31, 2002 was $1,166,209 compared to $891,161 for the fiscal year ended December 31, 2001. Total other income consists of non-interest income such as service charges on deposit accounts, mortgage origination fees, and gains on the sale of loans and securities. Lower rates continued throughout 2002 and resulted in increased mortgage origination activity, as mortgage origination fee income increased in 2002 by $155,184. Small Business Administration (“SBA”) loan origination activity decreased in 2002, resulting in decreased gains recognized on the sale of loans in 2002 of $32,269. This was primarily caused by turnover in our SBA Origination Officer position during 2002. In addition, the SBA issued a moratorium of $500,000 on all new originations in the fourth quarter of 2002. The moratorium prevented us from closing several loans during that period. This moratorium was removed in the first quarter of 2003. Since many of our fixed rate mortgage backed securities portfolio had an average life of at least four years, during June and the fourth quarter of 2002, we sold most of these securities to shorten the weighted average life of our portfolio, increase cash flows for anticipated increased loan volumes and convert our fixed rate mortgage securities into variable rate mortgage securities in anticipation of higher rates over the next three years. Additionally, corporate losses and allegations of accounting deficiencies permeated many companies during 2002. Due to threats of rating downgrades by both securities rating firms, we also decided to sell most of the “A” rated or better corporate securities that we purchased in 2001. The gains recognized on the sell of securities amounted to $233,857 in 2002 as compared to $216,261 recognized in 2001. Total other income for the period represented 1.12% and 1.00% of average total earning assets respectively.

Other Expenses. Other expenses or non-interest expense for the fiscal year ended December 31, 2002 was $3,471,542 compared to $3,087,249 for the fiscal year ended December 31, 2001. As a percentage of total average assets, non-interest expense amounted to 2.86% in 2002 compared to 3.35% in 2001. The increase in salaries and benefits was largely due to normal annual increases in salaries, increases in the cost of benefits, the addition of a deposit calling officer and higher-than-expected mortgage incentives due to record mortgage volumes. The increase in legal and professional fees was due to more problem loan workouts during 2002.

	2002	2001

Salaries and benefits	$1,873,501	$1,661,217
Equipment and occupancy expense	532,392	487,959
Legal and professional	209,635	173,245
Data processing	139,892	132,369
Printing and supplies	65,173	50,901
Postage and courier	80,755	77,029
Telephone	73,275	71,846
Advertising	48,421	57,393
Marketing	34,551	15,938
Insurance-directors and officers	19,492	24,074
Other operating expenses	394,455	335,278

Total non-interest expense	$3,471,542	$3,087,249

Allowance for Loan Losses. During 2002, allowance for loan losses increased by $209,332. In 2002, the Bank charged off loans totaling $380,850 compared with $226,294 in 2001. The allowance for loan losses as a percentage of gross loans was 1.07% as of December 31, 2002 as compared to 1.13% as of December 31, 2001. Although the allowance for loan losses as a percentage of gross loans decreased at December 31, 2002 compared to December 31, 2001, our percentage of loans secured by cash or cash equivalent collateral, government guarantees and owner occupied real estate also increased from 29% to 33% during the same period. These types of loans typically have less credit risk. As of December 31, 2002, management considers the allowance for loan losses to be adequate to absorb known risks in the loan portfolio. During 2002, two reviews of the Bank’s loan portfolio by an independent firm were conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank’s Board of Directors and management, the Bank approved the firm’s report. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following tables present an analysis of the net interest earnings of the Bank for the fiscal years ended 2002 and 2001 with respect to each major category of interest-earning asset and each major category of interest-bearing liability.

	December 31, 2002 In thousands (000), except percentages

	Average Amount		Interest Earned		Average Yield

Assets

Interest bearing deposits in banks	$5,715		$102		1.78%
Taxable securities	29,635		1,337		4.51%
Loans	68,443	(1)	5,026	(2)	7.34%

Total earning assets	$103,793		$6,465		6.23%

	Average Amount	Interest Expense	Average Cost

Liabilities

NOW and money market deposits	$15,685	$312	1.99%
Savings deposits	102	2	1.96%
Time deposits	55,748	2,573	4.61%
Other borrowings	15,781	603	3.82%

Total interest-bearing liabilities	$87,316	$3,490	4.00%

Net yield on earning assets			2.87%

Net interest spread			2.23%

______________

   (1)    Included in the average balance of net loans for 2002 are non-accrual loans totaling $493,354.

   (2)    Interest earned on net loans includes loan fees and loan service fees of $420,241 in 2002.

	December 31, 2001 In thousands (000), except percentages

	Average Amount		Interest Earned		Average Yield

Assets

Interest-bearing deposits in banks	$7,550		$316		4.19%
Taxable securities	28,488		1,763		6.19%
Loans	53,041	(1)	4,845	(2)	9.13%

Total earning assets	$89,079		$6,924		7.77%

	Average Amount	Interest Expense	Average Cost

Liabilities

NOW and money market deposits	$12,456	$486	3.90%
Savings deposits	50	1	2.81%
Time deposits	57,534	3,505	6.09%
Other borrowings	5,325	253	4.75%

Total interest-bearing liabilities	$75,365	$4,245	5.63%

Net yield on earning assets			3.01%

Net interest spread			2.14%

______________

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

	Year Ended December 31, 2002 vs. 2001 (Dollars in thousands) Changes Due To:

Increase (decrease) in:	Rate	Volume	Increase (Decrease)

Income from interest-earning assets
Deposits in banks	$(150)	$(64)	$(214)
Taxable securities	(495)	69	(426)
Loans	(1,061)	1,242	181

Total interest income	(1,706)	1,247	(459)

Expense from interest-bearing liabilities:
NOW and money market deposits	(279)	105	(174)
Savings deposits	—	1	1
Time deposits	(826)	(106)	(932)
Other borrowings	(58)	408	350

Total interest expense	(1,163)	408	(755)

Net interest income	$(543)	$839	$296

Deposits. The following table presents, for the fiscal years ended 2002 and 2001, the average amount of and average rate paid on each of the described deposit categories.

	December 31, 2002 In thousands (000), except percentages

Deposit Category	Average Amount	Average Rate Paid

Non interest-bearing demand deposits	$10,458	—
NOW and money market deposits	15,685	1.99%
Savings deposits	102	1.96%
Time deposits	55,748	4.61%

	December 31, 2001 In thousands (000), except percentages

Deposit Category	Average Amount	Average Rate Paid

Non interest-bearing demand deposits	$6,617	—
NOW and money market deposits	12,456	3.90%
Savings deposits	50	2.81%
Time deposits	57,534	6.09%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2002:

Time Certificates of Deposits In thousands (000)

3 months or less	$3,854
3-6 months	3,009
6-12 months	5,868
Over 12 months	7,336

Total	$20,067

At December 31, 2002, the Bank had no deposit relationships that represented concentrations.

Financial Condition

The following is a presentation of the average consolidated balance sheet of the Company for the fiscal years ended 2002 and 2001 respectively. This presentation includes all major categories of interest earning assets and interest and interest bearing liabilities.

AVERAGE CONSOLIDATED ASSETS
In thousands (000)

	December 31,

	2002	2001

Interest-bearing deposits in banks	$5,715	$7,550
Taxable securities	29,635	28,488
Net loans	67,694	53,041

Total earning assets	$103,044	$89,079
Other assets	5,198	2,968

Total assets	$108,242	$92,047

AVERAGE CONSOLIDATED LIABILITIES AND
STOCKHOLDERS’ EQUITY
In thousands (000)

	December 31,

	2002	2001

Non interest-bearing deposits	$10,458	$6,617
NOW and money market deposits	15,685	12,456
Savings deposits	102	50
Time deposits	55,748	57,534
Other borrowings	15,781	5,325
Other liabilities	1,696	1,249

Total liabilities	$99,470	$83,231
Stockholders’ equity	8,772	8,816

Total liabilities and stockholders’ equity	$108,242	$92,047

Loan Portfolio. The following table presents various categories of loans contained in the Bank’s loan portfolio for the fiscal years ended December 31, 2002 and 2001, and the total amount of all loans for such periods.

	December 31, In thousands (000)

Type of Loan	2002	2001

Commercial loans	$28,937	$27,529
Real estate – construction	27,644	24,063
Real estate – mortgage	23,788	5,362
Lease financing	2,922	3,270
Installment and other loans to individuals	2,627	2,611

Subtotal	85,918	62,835
Less: Deferred loan fees and costs	152	80
Less: Allowance for possible loan losses	918	709

Total (net of allowance)	$84,848	$62,046

The following is a presentation of an analysis of maturities of loans as of December 31, 2002:

	In thousands (000)

Type of Loan	Due in 1 Year or Less	Due after 1 Year Less than 5 Years	Due after 5 Years	Totals

Commercial loans	$21,034	$3,690	$4,213	$28,937
Real estate - construction	20,094	3,525	4,025	27,644
Real estate - mortgage	17,291	2,607	3,890	23,788
Installment and other loans to individuals	1,915	335	377	2,627
Lease financing	2,124	798	—	2,922

Total	$62,458	$10,955	$12,505	$85,918

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2002:

	In thousands (000)

Interest Category	Due in 1 Year or Less	Due after 1 Year Less than 5 Years	Due after 5 Years	Totals

Predetermined interest rate	$5,028	$10,587	$12,505	$28,120
Floating interest rate	57,430	368	—	57,798

Total	$62,458	$10,955	$12,505	$85,918

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2002 and 2001 is as follows:

	(Dollars in Thousands) December 31,

	2002	2001

Nonaccrual loans	$493	$1,020
Loans contractually past due ninety days or more as to Interest or principal payments and still accruing	240	0
Restructured Loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	72	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	28	18
Interest income that was recorded on nonaccrual and restructured loans	0	0

As of December 31, 2002, there were $31,145 in loans classified for regulatory purposes as doubtful, $534,460 as substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

Summary of Loan Loss Experience. An analysis of the Bank’s loan loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for loan losses.

Analysis of the Allowance for Loan Losses

December 31, 2002

Balance at beginning of period	$708,918
Charge - offs:
Commercial loans	13,179
Real estate – construction	0
Real estate – mortgage	0
Installment and other loans to individuals	0
Lease financing	367,671

Total	380,850
Recoveries
Commercial loans	0
Real estate – construction	0
Real estate – mortgage	0
Installment and other loans to individuals	0
Lease financing	20,000

Total	20,000

Net charge-offs	360,850
Additions charged to operations	570,182

Balance at end of period	$918,250

Ratio of net charge-offs during the period to average loans outstanding during the period	.53%

Analysis of the Allowance Loan Losses

December 31, 2002

Balance at beginning of period	$585,000
Charge – offs:
Commercial loans	37,089
Real estate – construction	0
Real estate – mortgage	0
Installment and other loans to individuals	0
Lease financing	189,205

Total	226,294
Recoveries
Commercial loans	0
Real estate – construction	0
Real estate – mortgage	0
Installment and other loans to individuals	0
Lease financing	0

Total	0

Net charge-offs	0
Additions charged to operations	350,212

Balance at end of period	$708,918

Ratio of net charge-offs during the period to average loans outstanding during the period	.43%

At December 31, 2002, the allowance for loan losses was allocated as follows:

	Amount	Percent of loans in each category to total loans

Commercial loans	$225,326	34%
Real estate – construction	212,071	32%
Real estate – mortgage	185,563	28%
Installment and other loans to individuals	39,764	3%
Lease financing	255,526	3%
Unallocated	0	0%

Total	$918,250	100%

At December 31, 2001, the allowance for loan losses was allocated as follows:

	Amount	Percent of loans in each category to total loans

Commercial loans	$409,432	44%
Real estate – construction	34,453	38%
Real estate – mortgage	14,085	9%
Installment and other loans to individuals	6,794	4%
Lease financing	244,154	5%
Unallocated	0	0%

Total	$708,918	100%

Loan Loss Reserve. In considering the adequacy of the Bank’s allowance for loan losses, management has focused on the fact that as of December 31, 2002, 34% of outstanding loans are in the category of commercial loans, which includes commercial and industrial. Because of the larger average balance, commercial loans are generally considered by management as having greater risk per loan than other categories of loans in the Bank’s loan portfolio. However, over 97% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of a large portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these types of loans.

Real estate construction loans were 32% of the Bank’s outstanding loans as of December 31, 2002. The Bank’s loan policies prohibit the amount of the original real estate construction loan to exceed 80% of the appraised value of the collateral. Generally, these loans are owner-occupied real estate, not leased facilities.

Real estate mortgage loans constituted 28% of outstanding loan balances at December 31, 2002. All loans in this category represent commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

Lease financings represented 3% of the loan portfolio at December 31, 2002. These leases are generally for income producing commercial equipment, such as heavy machinery used in construction and road building.

The Bank’s consumer loan portfolio constituted 3% of the Bank’s outstanding loans at December 31, 2002. At December 31, 2002, the majority of the Company’s consumer loans was secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

During 2002, two reviews of the Bank’s loan portfolio by an independent firm were conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank’s Board of Directors and management, the Bank approved the firm’s reports. The Bank will continue engaging, on a semi-annual basis, an independent firm to review the Bank’s loan portfolio. In addition to the independent reviews, the Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank’s Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank’s Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Investments. As of December 31, 2002, net loans comprised approximately 70% of the Bank’s assets and investment securities comprised approximately 24% of the Bank’s assets, and Interest-bearing deposits in banks comprised approximately 0.5% of the Bank’s assets.

The following table presents, for the periods indicated, the carrying value of the Bank’s investments. All securities held at December 31, 2002 and 2001.

	December 31,

Investment Category	2002	2001

Available-for-Sale:

Obligations of U.S. Treasury and other U.S. agencies	$500,683	$27,191,333
Corporate securities	2,311,077	4,695,431
Mortgage-backed securities	25,110,414	—
Federal Reserve Bank stock	288,000	288,000
Federal Home Loan Bank stock	1,300,000	350,000

Total	$29,510,174	$32,524,764

The following table indicates, for the fiscal year ended December 31, 2002, the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

Investment Category	Amount	Weighted Average Yield (1)

Available-for-Sale:
Obligations of U.S. Treasury and other U.S. agencies:
0-1 year	$0	—%
Over 1 through 5 years	500,683	3.25%
Over 5 through 10 years	0	—%
Over 10 years	0	—%
Corporate securities
0-1 year	0	—%
Over 1 through 5 years	561,077	4.75%
Over 5 through 10 years	0	—%
Over 10 years	0	—%
Mortgage-backed securities
0-1 year	0
Over 1 through 5 years	544,406	3.34%
Over 5 through 10 years	9,035,513	2.97%
Over 10 years	9,280,730	3.24%
Federal Reserve Bank stock, no maturity	288,000	6.00%
Federal Home Loan Bank stock, no maturity	1,300,000	6.25%

Total	$21,510,409	3.29%

Investment Category	Amount	Weighted Average Yield (1)

Hold-to-maturity:
Obligations of U.S. Treasury and other U.S. agencies:
0-1 year	$0	—%
Over 1 through 5 years	0	—%
Over 5 through 10 years	0	—%
Over 10 years	0	—%
Corporate securities
0-1 year	0	—%
Over 1 through 5 years	0	—%
Over 5 through 10 years	0	—%
Over 10 years	1,750,000	5.68%
Mortgage-backed securities
0-1 year	0
Over 1 through 5 years	0
Over 5 through 10 years	0
Over 10 years	6,249,765	3.80%

Total	$7,999,765	4.21%

______________

   (1)    The Bank has not invested in any tax-exempt obligations.

Return on Equity and Assets. Returns on average consolidated assets and average consolidated equity for fiscal years ended December 31, 2002 and 2001 are presented below.

	December 31,

	2002	2001

Return on average assets	0.09%	0.14%
Return on average equity	1.14%	1.51%
Average equity to average assets ratio	8.11%	9.58%
Dividend payout ratio	N/A	N/A

Liquidity and Interest Rate Sensitivity. Net interest income, the Company’s primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company’s overall interest rate risks.

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2002 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

	Within 3 months	After 3 months but Within 1 year	After 1 year but within 5 years	After 5 years	Totals (1)

SELECTED ASSETS
Loans	$57,273	$3,996	$10,955	$13,201	$85,425
Securities	20,447	2,753	4,722	1,588	29,510
Cash and due from banks	1,440	—	—	—	1,440
Interest-bearing deposits in banks	278	298	—	—	576

Total selected assets	$79,438	$7,047	$15,677	$14,789	$116,951

FUNDING SOURCES
Demand deposits, interest-bearing demand and savings	$10,247	$—	$—	$13,817	$24,064
Certificates, less than $100M	8,875	17,217	14,546	—	40,638
Certificates $100M and over	3,855	8,878	7,334	—	20,067
Other borrowings	12,570	1,000	—	11,000	24,570

Total funding sources	$35,547	$27,095	$21,880	$24,817	$109,339

Interest-sensitivity gap	$43,891	$(20,048)	$(6,203)	$(10,028)
Cumulative interest-sensitivity gap	$43,891	$23,843	$17,640	$7,612
Interest-sensitivity gap ratio	223.47%	26.01%	71.65%	59.59%
Cumulative interest-sensitivity gap ratio	223.47%	138.06%	120.87%	106.96%

   (1)    Total loans exclude past due and non-accrual loans as of December 31, 2002 due to uncertainty of the timing of cash flows.

As evidenced by the table above, the Company is cumulatively asset sensitive within six months. In a decreasing interest rate environment, an asset sensitive position (a gap ratio more than 100%) is generally less advantageous as earning assets are repriced sooner than the liabilities. Conversely, in an increasing interest rate environment, an asset sensitive position (a gap ratio of more than 100%) is generally more advantageous since assets are repriced sooner than liabilities. With respect to the Company, an increase in interest rate would result in higher earnings while a decline in interest rates will decrease income. This, however, assumes that all other factors affecting income remain constant. It also assumes no prepayments in the loan or investment portfolios, which is highly likely due to the company’s investment in mortgage backed securities with average lives of less than four years.

As the Company continues to grow, management will endeavor to structure its rate sensitivity position to hedge against rapidly rising or falling interest rates. The Bank’s Asset/Liability Committee meets on a monthly basis and develops management’s strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $16.3 million in 2002. Below are the pertinent liquidity balances and ratios for the periods ended December 31, 2002 and December 31, 2001.

	2002	2001

Cash and due from banks	$1,440,482	560,523
Interest-bearing deposits in banks	$576,428	5,375,013
Securities	$29,510,174	32,524,764
CDs, over $100,000 to total deposits ratio	23.69%	26.65%
Loan to deposit ratio	101.24%	73.42%
Brokered deposits	N/A	N/A

At December 31, 2002, large denomination certificates accounted for 23.69% of total deposits compared with 26.65% at December, 31, 2000. Large denomination CDs are generally more volatile than other deposits. As a result, management monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in the Atlanta, Georgia Metropolitan Statistical Area (MSA), the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of this MSA, as outside depositors are more likely to be interest rate sensitive.

Cash and cash equivalents are the primary source of liquidity. At December 31, 2001, cash and cash equivalents amounted to $2.02 million, representing 1.68% of total assets. Securities available for sale provide a secondary source of liquidity. Although only $500,000 of the $32.5 million in the Bank’s securities portfolio is scheduled to mature in 2002, other cash flows of approximately $12 million are expected from the entire mortgage-backed securities portfolio.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2002, the Bank had no brokered deposits in its portfolio.

Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy. There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

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

The table below illustrates the Bank’s and Company’s regulatory capital ratios as of December 31, 2002:

	December 31, 2002	Minimum regulatory requirement

Bank
Tier 1 Capital	10.11%	4.0%
Tier 2 Capital	0.99%	—

Total risk-based capital ratio	11.10%	8.0%

Leverage Ratio	8.05%	4.0%

Company - Consolidated
Tier 1 Capital	9.61%	4.0%
Tier 2 Capital	0.99%	—

Total risk-based capital ratio	10.60%	8.0%

Leverage ratio	7.65%	4.0%

The above ratios indicate that the capital positions of the Bank and the Company are sound and management believes that both are well positioned for future growth.

Other than described herein, management is not aware of events or uncertainties that had or are reasonably expected to have a material impact on continued operations.

Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

Effects of Inflation and Changing Prices

Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased costs of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of shareholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Each person listed below has been a director of the Company since July 27, 1998. Directors of the Company serve staggered terms, which means that one-third of the directors will be elected each year at the Company’s annual meeting of shareholders.

Each person listed below is also a director of the Bank. The Bank’s officers are appointed by the Bank’s Board of Directors and hold office at the will of the Bank’s Board of Directors.

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

William H. Groce, Jr., age 67 is a retired executive from BellSouth Telecommunications. Mr. Groce held various positions at BellSouth Telecommunications throughout his career which began in 1958, including Executive Assistant to the President of BellSouth Telecommunications and Secretary to its Board of Directors from 1988 until his retirement in 1994. Mr. Groce is the Secretary of the Company and Chairman of the Asset/Liability Management Committee of the Bank.

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

Mary E. Johnson, age 50 has served as the Chief Operating Officer of T. Stephen Johnson & Associates, Inc. (“TSJ&A”), a financial services consulting firm, and its related entities since January 2000. From 1987 until January 2000, Ms. Johnson served as the Controller of TSJ&A. She also serves as the Corporate Secretary of TSJ Advisory Group, Inc., a sub-advisor of the Morgan Keegan Select Financial Fund, a banking and financial services fund, since 2000. In addition, Ms. Johnson serves as a Director and the Corporate Secretary of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Ms. Johnson also serves, since January 2000, as the Co-Chairman of Kids’ Health, Inc. - 501(c)(3), a coordinated initiative designed to address the health education needs of children in Georgia. Ms. Johnson is a member of the Marketing and Technology and Asset Liability Management Committees of the Bank.

Robert W. Johnston, age 50, is a Vice President of TRC Staffing Services, Inc., in Atlanta, Georgia, a position he has held since January 2000. Prior to that time, Mr. Johnston was a consultant to the staffing services industry through his investment in Koala Enterprises, Inc. since 1978. Mr. Johnston is a member of the Marketing and Technology Committee of the Bank.

H. N. Padget, Jr., age 47, is the President and Chief Executive Officer of the Company and the Bank. He has been a banker in metropolitan Atlanta for over 20 years and has served in various management positions throughout his career. Mr. Padget most recently served as Executive Vice President of Milton National Bank, Alpharetta, Georgia from 1993 through October of 1997.

John A. Pond, Age 55, has been the President of Pond & Company, an engineering and architectural services company, since 1987. Mr. Pond holds a professional engineer license as well as a professional land surveyor license. Mr. Pond is the Chairman of the Real Estate Committee of the Bank and is a member of the Marketing and Technology, and Asset Liability Management Committees of the Bank.

Reid W. Simmons, Age 55, is a Vice President of Practice Works, a national provider of healthcare practice management software products and services. From 1982 until its purchase by InfoCure Corporation in 1999 and subsequent spin-off into Practice-Works, Mr. Simmons was the President, founder and co-owner of OMSystems, Inc. (Orthotrac), a leading provider of computer hardware and software for orthodontists. From 1970 until 1981, he held various sales and management positions with NCR Corporation, including Regional Director and National Director of Large Computer Systems. Mr. Simmons is a member of the Loan Committee of the Company and the Marketing and Technology Committees of the Bank.

W. Darrell Sumner, age 54, is the President and co-founder of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Mr. Sumner has been a member of the Compensation and Credit Committees since the Bank started. As of January 1, 2003, Mr. Sumner became Chairman of the Credit Committee and a member of the Executive Committee.

W. David Sweatt, age 55, is the Chairman of the Company and the Bank. He is the majority owner and a manager of Dockpoint LLC, an internet services company, as well as the owner and manager of Signet Real Estate LLC, a real estate holding company. From 1996 through 1998, Mr. Sweatt managed personal investments. From 1993 until it was sold in 1996, Mr. Sweatt was a director and the President and Chief Executive Officer of Royal Bankshares of Acadiana, Inc., Lafayette, Louisiana, a registered bank holding company which owned the Bank of Lafayette and Trust Bank of the U.S., a non-depository trust company. Mr. Sweatt simultaneously served as President and Chief Executive Officer of both subsidiaries of the holding company. He is the Chairman of the Executive Committee of the Company and a member of the Asset and Liability Management Committee of the Bank.

On May 4, 2002, Heber N. Padget, Sr., one of the Company’s founding directors, died. Mr. Padget was instrumental in the formation and capitalization of the Bank and had served as a director of both the Company and the Bank since their inception in late 1997. As a result of Mr. Padget’s death, the Board of Directors, pursuant to the Bylaws of the Company, reduced the number of directors from 13 to 12.

Executive Officers

Steven G. Deaton, age 40, is the Senior Lending Officer and Executive Vice President of the Bank. From June 1991 through July 2000, Mr. Deaton held numerous management positions with SouthTrust Bank of Georgia, most recently serving as Senior Vice President and Credit Administrator.

Danny F. Dukes, age 42, is the Chief Financial Officer of the Company and Senior Vice President and Controller of the Bank. Mr. Dukes is also Assistant Secretary of the Company and the Bank. From March 1997 until December 1998, Mr. Dukes served as Vice President and Chief Financial Officer of First Community Bancorp and First Community Bank & Trust in Cartersville, Georgia. From March 1994 until March 1997, Mr. Dukes served as Chief Financial Officer of Georgia Federal Credit Union, Atlanta, Georgia.

There are no family relationships between any of the directors or executive officers of the Company or the Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and related regulations of the Securities and Exchange Commission (the “SEC”), require the Company’s executive officers and directors, and certain persons who own 10% or more of Company common stock, to file with the SEC reports of their ownership of Company common stock. The regulations also require these persons to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during 2002 all filing requirements applicable to such persons have been met except that each of Messrs. C. Dan Alford, Steven G. Deaton, Danny F. Dukes, and William H. Groce inadvertently failed to timely file a Form 4 Statement of Beneficial Ownership of Securities.

Item 10.          Executive Compensation

The following table sets forth a summary of the compensation paid to or accrued on behalf of the Company’s executive officers during the last three fiscal years.

					Long Term Compensation Awards

	Fiscal Year	Annual Compensation(1)			Securities Underlying Options (#)

Name and Principal Position		Salary ($)		Bonus ($)

H.N. Padget, Jr.	2002	143,500		—	—
President and Chief Executive Officer	2001	135,675		10,000	3000	(3)
	2000	126,302		—	—

Steven G. Deaton	2002	124,000		12,932	—
Senior Lending Officer and	2001	116,750		16,115	2,500	(5)
Executive Vice President of Bank	2000	43,996	(2)	5,000	4,000	(6)

Danny F. Dukes	2002	87,885		16,407	—
Chief Financial Officer,	2001	80,700		17,077	2,500	(5)
Senior Vice President and	2000	75,000		14,417	2,500	(5)
Assistant Corporate Secretary

______________

     (1)    All cash compensation was paid by the Bank.

     (2)    First day of employment was August 14, 2000. Annualized salary is $115,000.

     (3)    Consists of grant of a performance-based incentive stock option for 3,000 shares of Company common stock.

(4)        Consists of grant of non-qualified stock option for 6,000 shares of Company common stock.

(5)        Consists of grant of non-qualified stock option for 2,500 shares of Company common stock.

(6)        Consists of grant of a performance-based incentive stock option for 3,000 shares of Company common stock and a non-qualified stock option for 1,000 shares of Company common stock.

Employment Agreements

In November 1997, the Company and the Bank entered into an employment agreement with H.N. Padget, Jr. regarding Mr. Padget’s employment as President and Chief Executive Officer of the Company and the Bank (the “Padget Employment Agreement”). Under the terms of the Employment Agreement, Mr. Padget will receive a salary of $125,000 per year with a 2 1/2% increase per year on the anniversary date of the opening of the Bank. The Padget Employment Agreement provides that at the end of each year of operation, Mr. Padget will be entitled to receive a cash bonus based on a performance matrix established against certain budgets set by the Company. Additionally, the Padget Employment Agreement provides that the Company will grant Mr. Padget incentive stock options to purchase shares of Company common stock, subject to achieving certain performance targets. On August 19, 1998, Mr. Padget received grants of 30,000 performance-based incentive stock options and 5,000 incentive stock options. Pursuant to the Padget Employment Agreement, the Company has also provided an automobile to be used by Mr. Padget. The period of employment commenced on July 27, 1998 and continues for a period of 36 months thereafter except in the event of Mr. Padget’s death. The employment may be terminated (i) at the election of the Company and the Bank for cause; (ii) at Mr. Padget’s election, upon the Bank and the Company’s breach of any material provision of the Padget Employment Agreement; or (iii) upon Mr. Padget’s death or disability. In the event that Mr. Padget’s employment is terminated by the Company without cause, (a) the Company will be required to meet its obligations under the Padget Employment Agreement for a period of 12 months after the date of termination with respect to Mr. Padget’s compensation and health and dental insurance coverages, and (b) Mr. Padget will be prohibited from competing with the Bank or soliciting its customers or employees within the geographic area set forth in the Padget Employment Agreement for a period of 12 months after the date of termination.

In September 2001, the Company and the Bank entered into an employment agreement with Steven G. Deaton regarding Mr. Deaton’s employment as Executive Vice President and Senior Lending Officer of the Bank (the “Deaton Employment Agreement”). Under the terms of the Deaton Employment Agreement, Mr. Deaton will receive an annual salary as follows: (a) $121,000/year from September, 2001 to June, 2002; (b) $127,000/year from July, 2002 to June, 2003; (c) $135,000/year from July, 2003 to June, 2004; and (d) $144,000/year from July, 2004 to December, 2004. The Deaton Employment Agreement provides that at the end of each year of operation, Mr. Deaton will be entitled to receive a cash bonus based on a performance matrix established against certain budgets set by the Company. Pursuant to the Deaton Employment Agreement, the Company has also provided Mr. Deaton with club membership dues at a country club and an automobile allowance equal to the greater of actual miles driven (paid at the IRS standard rate) or $450/month. The period of employment commenced on September 24, 2001, and continues for a period of 40 months thereafter except in the event of Mr. Deaton’s death. The employment may be terminated (i) at the election of the Company and the Bank for cause; (ii) at Mr. Deaton’s election, upon the Bank and the Company’s breach of any material provision of the Deaton Employment Agreement; or (iii) upon Mr. Deaton’s death or disability. In the event that Mr. Deaton’s employment is terminated without cause, Mr. Deaton will be prohibited from competing with the Bank or soliciting its customers or employees within the geographic area set forth in the Deaton Employment Agreement for a period of 6 months after the date of termination.

In January 2003, the Company and the Bank entered into an employment agreement with Danny F. Dukes regarding Mr. Dukes’ employment as Chief Financial Officer of the Bank (the “Dukes Employment Agreement”). Under the terms of the Dukes Employment Agreement, Mr. Dukes will receive an annual salary of $100,000/year from January 2003 to December 2003. The Dukes Employment Agreement provides that at the end of each year of operation, Mr. Dukes will be entitled to receive a cash bonus based on a performance matrix established against certain budgets set by the Company. The period of employment commenced on January 2, 2003, and continues for a period of 12 months thereafter except in the event of Mr. Dukes’ death. The employment may be terminated (i) at the election of the Company and the Bank for cause; (ii) at Mr. Dukes’ election, upon the Bank and the Company’s breach of any material provision of the Dukes Employment Agreement; or (iii) upon Mr. Dukes’ death or disability. In the event that Mr. Dukes’ employment is terminated without cause, Mr. Dukes will be prohibited from competing with the Bank or soliciting its customers or employees within the geographic area set forth in the Dukes Employment Agreement for a period of 6 months after the date of termination.

Stock Option Plans

1998 Incentive Stock Option Plan

On May 20, 1998, the Company’s Board of Directors and initial shareholders adopted an Incentive Stock Option Plan (the “Incentive Plan”) to promote equity ownership of the Company by key senior officers, key officers and other key employees of the Company and the Bank. The Incentive Plan was amended by the shareholders of the Company at a Special Meeting held on November 25, 1998 to increase the number of shares reserved thereunder from 60,000 to 115,000. The Incentive Plan provides for the grant of options at the discretion of the Company’s Compensation Committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Company’s common stock) of the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Incentive Plan. Stock options granted pursuant to the Incentive Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or until the expiration of 90 days (or such lesser period as the Compensation Committee may determine) from the date on which the person to whom they were granted ceases to be employed by the Company or the Bank. As of March 30, 2002, an aggregate of 113,000 shares of Company common stock had been granted under the Incentive Plan.

1998 Non Qualified Stock Option Plan

On August 19, 1998, the Company’s Board of Directors amended and restated the Company’s 1998 Non Qualified Stock Option Plan (the “Non Qualified Plan”). On November 25, 1998, the Company’s shareholders approved the amended and restated Non Qualified Plan. The purpose of the Non Qualified Plan is to attract, retain and compensate key personnel and directors of the Company and the Bank. There are 185,000 shares of Company common stock reserved under the Non Qualified Plan. The Non Qualified Plan is administered by the Company’s Board of Directors. The option exercise price of options granted under the Non Qualified Plan is the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Non Qualified Plan. Stock options granted pursuant to the Non Qualified Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or such lesser period as the Company’s Board of Directors may determine. As of March 30, 2002, an aggregate of 185,000 shares of Company common stock had been granted under the Non Qualified Plan.

Option Grants in Last Fiscal Year

During the fiscal year ending December 31, 2002, the Company granted a total of 6,500 options to eight employees. There were no stock option grants to any of the persons named in the foregoing executive compensation table. Further, no individual exercised any of the Company’s outstanding options during the fiscal year ending December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-end Option Values

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable
H. N. Padget, Jr.	28,000/16,000	$7,900/$1,550
Steven G. Deaton	3,499/3,001	$4,927/$3,278
Danny F. Dukes	6,999/2,501	$7,617/$2,393

Director Compensation

The directors of the Company and the Bank do not intend to be separately compensated in cash for their services as directors until the Company’s and the Bank’s net profits exceed their net losses since inception on a cumulative basis. During the organization of the Company and the Bank, directors of the Company and the Bank were not compensated for their services. On August 19, 1998, the Company’s Board of Directors amended and restated the Company’s 1998 Non Qualified Stock Option Plan (the “Non Qualified Plan”) to include non-employee directors and made individual grants to each such director. On November 25, 1998, the Company’s shareholders approved the Non Qualified Plan. Accordingly, during 1998, each non-employee director received a non qualified option to purchase a number of shares of Company common stock (ranging in size from 10,000 shares to 22,500 shares and aggregating 145,000 shares) in consideration of his or her past service as a director and as a means of attracting and retaining qualified individuals to serve on the Company’s Board of Directors.

In addition to his services as a director, W. David Sweatt assists the Company and the Bank on a weekly basis. Mr. Sweatt works closely with the executive management teams of the Company and the Bank to develop, among other things, performance initiatives and long range planning goals. In connection with these services rendered, during the 2002 fiscal year, Mr. Sweatt was paid an aggregate of $30,000 and was provided with normal employee benefits, including health insurance and office expense reimbursement.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of March 1, 2003, of shares of Company common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s issued and outstanding common stock, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers, and (iv) all directors and executive officers of the Company as a group. Except as noted below, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class

Five Percent Stockholders:
Jeffrey A. Miller	57,600	(3)	4.37%
Eric D. Jacobs	57,600	(3)	4.37%
Estate of Heber N. Padget, Sr.(4)	79,400	(4)	6.03%

Directors and Named Executive Officers:
Michael L. Aldredge	21,416	(5)	1.63%
C. Dan Alford	21,000	(6)	1.59%
Patricia R. Grimes	25,000	(7)	1.90%
William H. Groce, Jr.	55,400	(8)	4.92%
David R. Hink	30,000	(9)	2.28%
Mary E. Johnson	25,000	(10)	1.90%
Robert W. Johnston	20,000	(11)	1.52%
H.N. Padget, Jr.	122,876	(12)	9.33%
John A. Pond	45,000	(13)	3.42%
Reid W. Simmons	25,000	(14)	1.90%
W. Darrell Sumner	23,475	(15)	1.78%
W. David Sweatt	170,807	(16)	12.97%
Steven G. Deaton	14,765	(17)	*
Danny F. Dukes	9,919	(18)	*

All Directors and Executive Officers as a Group (15 persons):	609,658		46.28%

______________

*    Represents holdings of less than 1%.

     (1)    The information contained in this table with respect to Company common stock ownership reflects “beneficial ownership” as determined in accordance with Rule 13d-3 under the Exchange Act. Information with respect to beneficial ownership is based upon information furnished by each owner.

     (2)    With respect to certain of the individual executive officers listed in the table and the aggregate number of shares held by the directors and executive officers as a group, the number of shares indicated includes shares of Company common stock that the individual has the right to acquire on or before May 1, 2003 (60 days from March 1, 2003), through the exercise of options granted under the Company’s 1998 Incentive Stock Option Plan. Under the SEC’s rules, a person is also deemed to be the beneficial owner of any securities owned by such person’s spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

     (3)    Based on information obtained from a Schedule 13-G filed with the Securities and Exchange Commission on October 25, 2002.

     (4)    These shares were formerly held by Heber N. Padget, Sr., a director who died in 2002. The executor of the estate is Mr. Padget Sr.’s son, H. N. Padget, Jr., who is also the President and Chief Executive Officer of the Company. Mr. Padget Jr. disclaims beneficial ownership of the shares held by the estate. Also includes 22,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

     (5)    Includes 1,416 shares held by Mr. Aldredge as custodian for his minor children. Also includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

     (6)    Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

     (7)    Includes 12,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

     (8)    Includes 7,400 shares held by Mr. Groce’s spouse and 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

     (9)    Includes 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

   (10)    Includes 12,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

   (11)    Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

   (12)    Includes 2,476 shares held by Mr. Padget Jr.’s 401(k) and 28,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003. Also includes 79,400 shares held by Mr. Padget, Jr. as executor of the estate of his father, Mr. Padget Sr., and as to which Mr. Padget, Jr. disclaims beneficial ownership. See Note 4 above.

   (13)    Includes an aggregate of 2,000 shares held by two of Mr. Pond’s children, as to which he has sole voting power, and 1,000 shares held by his son, as to which he and his son have shared investment power. Also includes 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

   (14)    Includes 12,400 shares held by Simmons Investments, L.P., of which Mr. Simmons is a general partner. Includes 12,500 shares issuable upon the exercise of a stock option that may be exercised within 60 days of March 1, 2003.

   (15)    Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

   (16)    Includes 15,000 shares held by Mr. Sweatt’s spouse and an aggregate of 10,000 shares held by Mr. Sweatt’s spouse as custodian for their minor children, as to which Mr. Sweatt shares voting and investment power with his spouse. Also includes 4,707 shares held by Mr. Sweatt’s 401(k), and 60,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

   (17)    Includes 3,499 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

   (18)    Includes 1,320 shares held by Mr. Dukes’ 401(k). Also includes 6,999 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2003.

Item 12.          Certain Transactions

The Bank extends loans from time to time to certain of the Company’s and the Bank’s directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

PART IV

Item 13.          Exhibits, List and Reports on Form 8-K

(a)       Exhibits. Periodic reports, proxy statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company. The Company’s SEC file number reference is Commission File No. 0-23991.

Exhibit	Description

3.1

Articles of Incorporation of the Company (Incorporated herein by reference to the exhibit of the same number of the Company’s Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))

3.2	Bylaws of the Company (Incorporated herein by reference to the exhibit of the same number of the Company’s Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))

4.2	See Exhibits 3.1 and 3.2 hereto for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Common Stock.

10.1

Shopping Center Form Lease, dated March 23, 1998, between W.B. Wiggins, Jr., and Chattahoochee National Bank (Incorporated herein by reference to the exhibit of the same number of the Company’s Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))

10.2

Employment Agreement, dated as of November 1, 1997 among Chattahoochee National Bank (In Organization), CNB Holdings, Inc. and H. N. Padget, Jr. (Incorporated herein by reference to the exhibit of the same number of the Company’s Registration Statement on Form SB-2 filed on April 1, 1998 (Commission File No. 333-49137))

10.3	Reserved.

10.4

Amended and Restated CNB Holdings, Inc. 1998 Incentive Stock Option Plan (Incorporated herein by reference to Annex B of the Company’s Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))

10.5

Amended and Restated CNB Holdings, Inc. 1998 Non-Qualified Stock Option Plan (Incorporated herein by reference to Annex A of the Company’s Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))

18.0

Letter On Change In Accounting Principles (Incorporated herein by reference to the exhibit of the same number of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (Commission File No. 0-23991))

21.1

Subsidiary of CNB Holdings, Inc. (Incorporated herein by reference to the exhibit of the same number of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-23991))

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K. No reports on Form 8-K were required to be filed by the Company during the fourth quarter of 2002.

Item 14.          Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.
Dated: March 26, 2003	By:	/S/ H. N. PADGET, Jr.

H. N. Padget, Jr. President and Chief Executive Officer (Principal Executive Officer)

Dated: March 26, 2003	By:	/S/ DANNY F. DUKES

Danny F. Dukes Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

/S/ W. DAVID SWEATT	3/28/03

W. David Sweatt, Chairman of the Board of Directors

Michael L. Aldredge, Director

/S/ C. DAN ALFORD	3/25/03

C. Dan Alford, Director

/S/ PATRICIA R. GRIMES	3/25/03

Patricia R. Grimes, Director

/S/ WILLIAM H. GROCE, Jr.	3/31/03

William H. Groce, Jr., Secretary and Director

David R. Hink, Director

/S/ MARY E. JOHNSON	3/28/03

Mary E. Johnson, Director

Robert W. Johnston, Director

/S/ JOHN A. POND	3/28/03

John A. Pond, Director

Reid W. Simmons, Director

W. Darrell Sumner, Director

/S/ H. N. PADGET, JR.	3/26/03

H. N. Padget, Jr. , President, Chief Executive Officer and Director (Principal Executive Officer)
/S/ DANNY F. DUKES	3/26/03

Danny F. Dukes, Chief Financial Officer (Principal Accounting Officer)

I, H.N. Padget, Jr., President and C.E.O., certify that:

1.        I have reviewed this annual report on Form 10-KSB of CNB Holdings, Inc.

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ H.N. PADGET, Jr.

H.N. Padget, Jr., President and C.E.O. (Principal Executive Officer)

I, Danny F. Dukes, C.F.O., certify that:

1.        I have reviewed this annual report on Form 10-KSB of CNB Holdings, Inc.

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ DANNY F. DUKES

Danny F. Dukes , S.V.P/C.F.O. (Principal Financial and Accounting Officer)

CNB HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2002

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
CNB Holdings, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of CNB Holdings, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Holdings, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
January 31, 2003

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

Assets
Cash and due from banks	$1,440,482	$560,523
Interest-bearing deposits in banks	576,428	5,375,013
Securities available-for-sale	19,922,409	31,886,764
Securities held-to-maturity, estimated fair value of $8,053,746	7,999,765	—
Restricted equity securities, at cost	1,588,000	638,000

Loans	85,766,519	62,754,553
Less allowance for loan losses	918,250	708,918

Loans, net	84,848,269	62,045,635

Premises and equipment	532,542	624,928
Other assets	3,684,580	3,130,547

Total assets	$120,592,475	$104,261,410

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$11,279,872	$9,394,574
Interest-bearing	73,440,057	76,077,006

Total deposits	84,719,929	85,471,580
Securities sold under repurchase agreements	755,577	683,648
Other borrowings	24,569,500	7,569,500
Other liabilities	1,528,021	1,760,241

Total liabilities	111,573,027	95,484,969

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 1,235,000 issued	1,235,000	1,235,000
Capital surplus	10,009,642	10,004,858
Accumulated deficit	(556,186)	(656,224)
Treasury stock, 2002, 158,672 shares; 2001, 175,741 shares	(1,255,157)	(1,402,333)
Unearned ESOP shares	(399,998)	(399,998)
Accumulated other comprehensive loss	(13,853)	(4,862)

Total stockholders’ equity	9,019,448	8,776,441

Total liabilities and stockholders’ equity	$120,592,475	$104,261,410

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Interest income
Loans, including fees	$5,026,075	$4,844,947
Taxable securities	1,336,889	1,762,874
Deposits in banks	101,823	316,349

Total interest income	6,464,787	6,924,170

Interest expense
Deposits	2,886,722	3,992,039
Securities sold under repurchase agreements and other borrowings	602,512	253,101

Total interest expense	3,489,234	4,245,140

Net interest income	2,975,553	2,679,030
Provision for loan losses	570,182	350,212

Net interest income after provision for loan losses	2,405,371	2,328,818

Other income
Service charges on deposit accounts	61,764	60,866
Gains on sale of loans	424,967	457,236
Gains on sale of securities available-for-sale	233,857	216,261
Other operating income	445,621	156,798

Total other income	1,166,209	891,161

Other expenses
Salaries and employee benefits	1,873,501	1,661,217
Equipment and occupancy expenses	532,392	487,959
Other operating expenses	1,065,649	938,073

Total other expenses	3,471,542	3,087,249

Income before income taxes	100,038	132,730

Income taxes	—	—

Net income	$100,038	$132,730

Basic and diluted earnings per share	$0.09	$0.13

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Net income	$100,038	$132,730

Other comprehensive loss:

Unrealized gains (losses) on securities available-for-sale:

Unrealized holding gains arising during period, net of tax of $92,750 and $44,974, respectively	164,891	72,314

Reclassification adjustment for gains realized in net income, net of tax of $84,188, and $77,853, respectively	(149,669)	(138,408)

Unrealized losses on cash flow hedges, net of tax of $13,620	(24,213)	—

Other comprehensive loss	(8,991)	(66,094)

Comprehensive income	$91,047	$66,636

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Capital Surplus	Accumulated Deficit	Treasury Stock		Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Par Value			Shares	Cost

Balance, December 31, 2000	1,235,000	$1,235,000	$10,170,283	$(788,954)	235,000	$(1,967,756)	$—	$61,232	$8,709,805
Net income	—	—	—	132,730	—	—	—	—	132,730
Fair market value of treasury shares transferred to unearned ESOP shares	—	—	(165,425)	—	(59,259)	565,423	(399,998)	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(66,094)	(66,094)

Balance, December 31, 2001	1,235,000	1,235,000	10,004,858	(656,224)	175,741	(1,402,333)	(399,998)	(4,862)	8,776,441
Net income	—	—	—	100,038					100,038
Sale of treasury shares	—	—	4,784	—	(17,069)	147,176	—	—	151,960
Other comprehensive loss	—	—	—	—	—	—	—	(8,991)	(8,991)

Balance, December 31, 2002	1,235,000	$1,235,000	$10,009,642	$(556,186)	158,672	$(1,255,157)	$(399,998)	$(13,853)	$9,019,448

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

OPERATING ACTIVITIES
Net income	$100,038	$132,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities	243,629	32,945
Depreciation	163,732	171,445
Provision for loan losses	570,182	350,212
Net realized gains on sales of securities available-for-sale	(233,857)	(216,261)
Gains on sale of loans	(424,967)	(457,236)
(Increase) decrease in interest receivable	92,361	(49,211)
Increase (decrease) in interest payable	(448,008)	998,730
Net other operating activities	(162,481)	292,588

Net cash provided by (used in) operating activities	(99,371)	1,255,942

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(26,792,936)	(58,692,404)
Proceeds from sales of securities available-for-sale	22,753,635	20,339,272
Proceeds from maturities of securities available-for-sale	16,017,668	19,057,934
Purchases of securities held-to-maturity	(9,111,432)	—
Proceeds from maturities of securities held-to-maturity	1,111,667	—
Purchases of restricted equity securities	(950,000)	(150,000)
Proceeds from sale of loans	5,600,478	5,495,710
Net increase in loans	(28,548,327)	(24,411,774)
Purchase of premises and equipment	(71,346)	(103,365)
Purchase of life insurance policies	(300,900)	(2,257,500)

Net cash used in investing activities	(20,291,493)	(40,722,127)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(751,651)	36,507,795
Net increase (decrease) in securities sold under repurchase agreements	71,929	(594,449)
Net proceeds from other borrowings	17,000,000	3,075,000
Proceeds from sale of treasury stock	151,960	—

Net cash provided by financing activities	16,472,238	38,988,346

Net decrease in cash and cash equivalents	(3,918,626)	(477,839)

Cash and cash equivalents at beginning of year	5,935,536	6,413,375

Cash and cash equivalents at end of year	$2,016,910	$5,935,536

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,937,242	$3,246,410

Income taxes	$2,431	$—

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

CNB Holdings, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Chattahoochee National Bank, (the “Bank”). The Bank is a commercial bank located in Alpharetta, Fulton County, Georgia. The Bank provides a full range of banking services in its primary market areas of Fulton and surrounding counties.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

Cash Equivalents

For purposes of reporting cash flows, the Company considers cash, due from banks and interest-bearing deposits in banks as cash equivalents.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $189,000 at December 31, 2002.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Restricted equity securities without a readily determinable fair value are recorded at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are reported at their outstanding principal balances less deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the principal balance.

Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans using a method that approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sale of Loans

The Company originates and sells participations in certain loans. Gains are recognized at the time the sale is consummated. The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan. Losses are recognized at the time the loan is identified as held for sale and the loan’s carrying value exceeds its fair value.

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

Stock Compensation Plans

At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

	2002	2001

Net income, as reported	$100,038	$132,730
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(61,271)	$(290,412)

Pro forma net income (loss)	$38,767	$(157,682)

Earnings (losses) per share:
Basic - as reported	$0.09	$0.13

Basic - pro forma	$0.04	$(0.16)

Diluted - as reported	$0.09	$0.13

Diluted - pro forma	$0.04	$(0.16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the income of the period of the change.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

NOTE 2.        SECURITIES

The amortized cost and fair value of securities available-for-sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available-for-Sale
December 31, 2002:
U. S. Government and agency securities	$500,000	$683	$—	$500,683
Corporate securities	566,545	—	(5,468)	561,077
Mortgage-backed securities	18,839,676	86,312	(65,339)	18,860,649

	$19,906,221	$86,995	$(70,807)	$19,922,409

December 31, 2001:
U. S. Government and agency Securities	$3,999,462	$23,995	$—	$4,023,457
Corporate securities	4,641,871	53,881	(321)	4,695,431
Mortgage-backed securities	23,253,027	97,013	(182,164)	23,167,876

	$31,894,360	$174,889	$(182,485)	$31,886,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.        SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Held-to-Maturity
December 31, 2002:
Corporate securities	$1,750,000	$—	$—	$1,750,000
Mortgage-backed securities	6,249,765	53,981	—	6,303,746

	$7,999,765	$53,981	$—	$8,053,746

The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Securities Available-for-Sale		Securities Held-to-Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due from one to five years	$1,066,545	$1,061,760	$—	$—
Due from five to ten years	—	—	—	—
Due in greater than ten years	—	—	1,750,000	1,750,000
Mortgage-backed securities	18,839,676	18,860,649	6,249,765	6,303,746

	$19,906,221	$19,922,409	$7,999,765	$8,053,746

Securities with a carrying value of $22,978,000 and $7,300,000 at December 31, 2002 and 2001, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law.

Gross gains and losses on sales of securities available-for-sale consist of the following:

	Years Ended December 31

	2002	2001

Gross gains	$310,491	$228,126
Gross losses	(76,634)	(11,865)

Net realized gains	$233,857	$216,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.        LOANS

The composition of loans is summarized as follows:

	December 31,

	2002	2001

Commercial	$28,937,031	$27,529,212
Commercial lease financing	2,922,445	3,270,327
Real estate - construction	27,644,030	24,063,011
Real estate - mortgage	23,788,026	5,361,345
Consumer installment and other	2,627,002	2,610,824

	85,918,534	62,834,719
Deferred loan fees and costs	(152,015)	(80,166)
Allowance for loan losses	(918,250)	(708,918)

Loans, net	$84,848,269	$62,045,635

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,

	2002	2001

Balance, beginning of year	$708,918	$585,000
Provision for loan losses	570,182	350,212
Loans charged off	(380,850)	(226,294)
Recoveries of loans previously charged off	20,000	—

Balance, end of year	$918,250	$708,918

The total recorded investment in impaired loans was $565,605 and $1,187,305 at December 31, 2002 and 2001, respectively. Impaired loans that had allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $-0- and $801,697 at December 31, 2002 and 2001, respectively. Allowances for impaired loans determined in accordance with SFAS No. 114 amounted to $-0- and $285,100 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans for 2002 and 2001 was $945,728 and $546,012, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2002 and 2001.

Loans on nonaccrual status amounted to approximately $493,000 and $1,026,000 at December 31, 2002 and 2001, respectively. Loans past due ninety days or more and still accruing interest amounted to approximately $240,000 and $0 at December 31, 2002 and 2001, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2002 are as follows:

Balance, beginning of year	$788,970
Advances	1,735,848
Repayments	(1,331,224)

Balance, end of year	$1,193,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.        PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,

	2002	2001

Leasehold improvements	$161,878	$161,878
Equipment	1,067,756	996,410

	1,229,634	1,158,288
Accumulated depreciation	(697,092)	(533,360)

	$532,542	$624,928

The Company currently operates out of offices in facilities under noncancelable operating lease agreements. Rental expense, including other operating expenses incurred pursuant to the rental agreements, was $241,208 and $225,689 for the years ended December 31, 2002 and 2001, respectively.

The future minimum lease payments under the operating leases at December 31, 2002 are as follows:

2003	$169,884
2004	158,113
2005	19,836

$347,833

NOTE 5.        DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $20,066,956 and $21,065,470, respectively. The scheduled maturities of time deposits at December 31, 2002 are as follows:

2003	$38,897,412
2004	7,756,515
2005	7,312,689
2006	905,238
2007	5,833,417

$60,705,271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.        OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,

	2002	2001

$2,500,000 line of credit from bank with interest at prime minus 0.75% (3.50% at December 31, 2002), due February 28, 2003, collateralized by common stock of the Bank.	$569,500	$569,500
Advance from Federal Home Loan Bank with adjustable interest (1.30% at December 31, 2002), due March 31, 2003, collateralized by securities.	7,000,000	—
Advance from Federal Home Loan Bank with interest at 3.95% (rate may be converted to the three month LIBOR), due May 29, 2012, collateralized by securities.	3,000,000	—
Advance from Federal Home Loan Bank with interest at 4.68% (rate may be converted to the three month LIBOR), due January 17, 2012, collateralized by securities.	1,722,000	—
Advance from Federal Home Loan Bank with interest at 4.51% (rate may be converted to the three month LIBOR), due January 17, 2012, collateralized by securities.	3,278,000	—
Advance from Federal Home Loan Bank with interest at 5.92% (rate may be converted to the three month LIBOR), due March 17, 2010, collateralized by securities.	1,000,000	1,000,000
Advance from Federal Home Loan Bank with interest at 5.05% (rate may be converted to the three month LIBOR), due December 15, 2010, collateralized by securities.	2,000,000	2,000,000
Advance from Federal Home Loan Bank, adjustable rate of interest (1.46% at December 31, 2002), due November 13, 2007, collateralized by securities.	5,000,000	—
Advance from Federal Home Loan Bank, fixed rate of interest at 4.42%, due August 4, 2003, collateralized by securities.	1,000,000	1,000,000
Advance from Federal Home Loan Bank with interest at 1.62% (rate may be converted to the three month LIBOR), due December 5, 2011, collateralized by securities	—	3,000,000

	$24,569,500	$7,569,500

The Company’s advances from the Federal Home Loan Bank are also collateralized by mortgage loans with a balance of $3,969,501 at December 31, 2002.

The line of credit has various covenants related to the allowance for loan losses and profitability of the Bank. As of December 31, 2002, the Company was not in compliance with these covenants. The Company has received a waiver of these covenants from the borrower.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.        SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2002 and 2001 were $755,577 and $683,648, respectively.

NOTE 8.        EMPLOYEE AND DIRECTOR BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense amounted to $37,348 and $21,918 for the years ended December 31, 2002 and 2001, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan providing for death and retirement benefits for its directors. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the directors. The balance of the policy cash surrender values included in other assets at December 31, 2002 and 2001 is $2,719,810 and $2,275,323, respectively. Income recognized on the policies amounted to $147,000 and $17,823 for the years ended December 31, 2002 and 2001, respectively. The balance of deferred compensation included in other liabilities at December 31, 2002 and 2001 is $8,618 and $-0-, respectively. Expense recognized for deferred compensation was $8,618 and $-0- for the years ended December 31, 2002 and 2001, respectively.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (the “ESOP”) for eligible employees and is designed to meet the requirements of the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974, as amended. Allocation of the Company stock held by the ESOP to individual employees is based on the ratio of the participant’s compensation (as defined) to total compensation of all participants and the number of shares of stock available for allocation. Unallocated shares will be released on the ratio of current principal payments to total principal of notes used by the ESOP to acquire stock in the Company.

In 2001, the ESOP borrowed $399,998 from the Company, the funds of which were used to purchase 59,259 shares of Company stock from the treasury. This advance is expected to be repaid principally by cash contributions from the Bank to the ESOP. The provisions of Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, have been applied to the intercompany loan and in accordance with the SOP, all intercompany interest income and interest expense has been eliminated in consolidation. At December 31, 2002, the outstanding principal balance of the note was $399,998.

The Bank makes cash contributions to the ESOP which are used by the ESOP to make loan and interest payments. Compensation expense related to the ESOP is based upon the debt service requirements and the excess of the fair market value over the cost of the shares allocated at the time of allocation. Dividends on the Company’s stock may be used by the ESOP to repay loans or may be allocated to participants’ accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.        EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employee Stock Ownership Plan (Continued)

The Company recognized no compensation expense in 2002 or 2001 related to the ESOP. At December 31, 2002 and 2001, no shares held by the ESOP were allocated to participants’ accounts. The estimated fair market value of the unallocated shares at December 31, 2002 and 2001 was $536,294 and $557,035, respectively.

NOTE 9.        STOCK COMPENSATION PLANS

The Company has incentive and nonqualified stock option plans with common stock reserved for key employees and directors. At December 31, 2002, the Company had 2000 shares of its authorized but unissued common stock reserved for future grants under the stock option plans. Option prices under these plans must equal at least the fair value of the Company’s common stock on the date of grant. If the optionee owns more than 10% of the Company’s common stock, the option price must equal at least 110% of the fair value of the Company’s common stock on the date of grant. The options vest over time periods determined by the Board of Directors and expire ten years from date of grant. Other pertinent information related to the options is as follows:

	Years Ended December 31,

	2002		2001

	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

Under option, beginning of year	298,000	$9.64	285,332	$9.71
Granted	6,500	9.44	16,000	8.22
Exercised	—	—	—	—
Terminated	(6,500)	7.98	(3,332)	8.56

Under option, end of year	298,000	9.67	298, 000	9.64

Exercisable, end of year	254,832	9.75	242,501	9.85

Weighted-average fair value of options granted during the year	$3.74		$4.72

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$6.63 - $10.00	298,000	6 years	$ 9.67	254,832	$ 9.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.        STOCK COMPENSATION PLANS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2002	2001

Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	19%	34%
Risk-free interest rate	3.86%	5.59%

NOTE 10.      INCOME TAXES

Income tax expense consists of the following:

	Years Ended December 31,

	2002	2001

Current
Deferred	$45,095	$54,013
Change in valuation allowance	(62,849)	(15,060)
Income tax expense	17,754	(38,953)

	$—	$—

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,

	2002	2001

Income taxes at statutory rate	$34,013	$45,128
Income from life insurance policies	(49,980)	—
Change in valuation allowance	17,754	(38,953)
Other	(1,787)	(6,175)

Income tax expense	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.      INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Loan loss reserves	$232,510	$198,321
Deferred loan fees and costs	73,832	27,256
Deferred organization costs	—	9,407
Other	6,926	6,189
Securities available for-sale	—	2,734
Cash flow hedges	13,620	—

	326,888	243,907

Deferred tax liabilities:
Depreciation	28,088	18,842
Securities available-for-sale	5,828	—

	33,916	18,842

Valuation allowance	(237,654)	(219,900)

Net deferred tax assets	$55,318	$5,165

NOTE 11.      EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Years Ended December 31,

	2002	2001

Basic Earnings Per Share:
Weighted average common shares outstanding	1,068,575	1,011,953

Net income	$100,038	$132,730

Basic earnings per share	$0.09	$0.13

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,068,575	1,011,953
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	6,027	2,209

Total weighted average common shares and common stock equivalents outstanding	1,074,602	1,014,162

Net income	$100,038	$132,730

Diluted earnings per share	$0.09	$0.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.      COMMITMENTS AND CONTINGENCIES

Loan Commitments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,

	2002	2001

Commitments to extend credit	$16,942,000	$11,884,000
Standby letters of credit	377,000	452,000

	$17,319,000	$12,336,000

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

Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain assets and liabilities so that certain movements in interest rates do not, on a material basis, adversely affect the net interest margin. The Company views this strategy as prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

Interest rate derivative instruments that are used as part of the Company’s interest rate risk-management strategy include interest rate corridors. As a matter of policy, the Company does not use speculative derivative instruments for interest rate risk management. An interest rate corridor is a combination of buying a cap (floor) at a given strike rate and selling another cap (floor) at a higher (lower) rate and provides a range of interest rate protection when compared to caps and floors alone. The Company utilizes interest rate corridors to place a rate protection range on a portion of its variable-rate of its debt based upon a notional principal amount and maturity date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.      COMMITMENTS AND CONTINGENCIES (Continued)

Interest Rate Derivatives (Continued)

At December 31, 2002 and 2001, the information pertaining to outstanding interest rate corridor agreements used to hedge variable-rate debt is as follows:

	December 31,

	2002	2001

Notional amount	$5,000,000	$—
Weighted average maturity in years	5 years	—

Fair value of interest rate corridor included in other assets	$92,167	$—

Unrealized loss relating to interest rate corridor	$37,833	$—

By using derivative instruments, the Company is potentially exposed to credit and market risk. If the counter-party fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

The Company’s derivative activities are monitored by its asset/liability management committee as part of that committee’s oversight of the Company’s asset/liability management and treasury functions. The Company’s asset/liability management committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

All of the Company’s derivative financial instruments are classified as highly effective cash flow hedges. For the year ended December 31, 2002, there were no materials amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.      CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in Fulton County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

The Company’s loan portfolio is concentrated in commercial loans and leases (37%) and loans secured by real estate (60%), of which a substantial portion is secured by commercial assets and real estate in the Company’s primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market areas.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of statutory capital, or approximately $1,563,000.

NOTE 14.      REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, no amounts were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2002 and 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.      REGULATORY MATTERS (Continued)

The Company and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in Thousands)
As of December 31, 2002:
Total Capital to Risk Weighted Assets
Consolidated	$9,965	10.60%	$7,523	8.00%	$	N/A	N/A
Bank	$10,432	11.10%	$7,521	8.00%		$9,401	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$9,033	9.61%	$3,762	4.00%	$	N/A	N/A
Bank	$9,500	10.11%	$3,760	4.00%		$5,641	6.00%
Tier I Capital to Average Assets
Consolidated	$9,033	7.65%	$4,722	4.00%	$	N/A	N/A
Bank	$9,500	8.05%	$4,721	4.00%		$5,902	5.00%

As of December 31, 2001:
Total Capital to Risk Weighted Assets
Consolidated	$9,490	12.35%	$6,146	8.00%	$	N/A	N/A
Bank	$10,047	13.08%	$6,146	8.00%		$7,682	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$8,781	11.43%	$3,073	4.00%	$	N/A	N/A
Bank	$9,338	12.16%	$3,073	4.00%		$4,609	6.00%
Tier I Capital to Average Assets
Consolidated	$8,781	8.63%	$4,071	4.00%	$	N/A	N/A
Bank	$9,338	9.18%	$4,070	4.00%		$5,088	5.00%

NOTE 15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash, Due From Banks and Interest-bearing Deposits in Banks: The carrying amounts of cash, due from banks and interest-bearing deposits in banks approximate fair values.

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

Interest Rate Derivatives: The fair value of interest rate derivatives is obtained from dealer quotes. These values represent the amount the Company would receive to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Off-Balance Sheet Instruments: Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair

Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$2,016,910	$2,016,910	$5,935,536	$5,935,536
Securities	29,510,174	29,564,155	32,524,764	32,524,764
Loans	84,848,269	86,645,985	62,045,635	64,275,405
Accrued interest receivable	420,073	420,073	512,434	512,434
Interest rate derivatives	92,167	92,167	—	—
Financial liabilities:
Deposits	84,719,929	87,550,964	85,471,580	87,883,201
Securities sold under repurchase agreements	755,577	755,577	683,648	683,648
Other borrowings	24,569,500	25,458,648	7,569,500	8,120,445
Accrued interest payable	1,182,112	1,182,112	1,630,120	1,630,120

NOTE 16.      SUPPLEMENTAL FINANCIAL DATA

Components of other income and expenses in excess of 1% of total revenue are as follows:

	Years Ended December

	2002	2001

Other income:
Mortgage origination fees	$279,189	$124,005
Income from life insurance policies	147,000	17,823
Other expenses:
Data processing	139,892	132,369
Postage and courier	80,755	77,029
Legal and professional	209,635	173,374

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.      PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of income, and cash flows of CNB Holdings, Inc. as of and for the years ended December 31, 2002 and 2001:

CONDENSED BALANCE SHEETS

	2002	2001

Assets
Cash	$174,146	$13,082
Investment in subsidiary	9,485,663	9,332,654
Other assets	20,316	4,205

Total assets	$9,680,125	$9,349,941

Liabilities
Other borrowings	$569,500	$569,500
Other liabilities	91,177	4,000

Total liabilities	660,677	573,500

Stockholders’ equity	9,019,448	8,776,441
Total liabilities and stockholders’ equity	$9,680,125	$9,349,941

CONDENSED STATEMENTS OF INCOME

	2002	2001

Income, interest	$15,618	$20,647

Expenses
Interest	22,698	32,641
Other expense	54,882	60,293

Total expenses	77,580	92,934

Loss before equity in undistributed income of subsidiary	(61,962)	(72,287)

Equity in undistributed income of subsidiary	162,000	205,017

Net income	$100,038	$132,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.      PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001

OPERATING ACTIVITIES
Net income	$100,038	$132,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiary	(162,000)	(205,017)
Net other operating activities	71,066	(9,805)

Net cash provided by (used in) operating activities	9,104	(82,092)

FINANCING ACTIVITIES
Proceeds from other borrowings	—	75,000
Proceeds from sale of treasury stock	151,960	—

Net cash provided by financing activities	151,960	75,000

Net increase (decrease) in cash	161,064	(7,092)

Cash at beginning of year	13,082	20,174

Cash at end of year	$174,146	$13,082