Form 10QSB
period 2003-03-31
CNB HOLDINGS INC /GA/
filed 2003-05-15
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 13, 2003

Common Stock, $1.00 par value	1,080,463

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2003	DECEMBER 31, 2002

	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,904,844	$1,440,482
Interest bearing deposits in banks	3,031,394	576,428
Investment securities:
Securities available-for-sale, at market value	15,014,835	19,922,409
Securities held-to-maturity, estimated fair value of $7,015,409 and $8,053,746 respectively	6,963,449	7,999,765
Restricted equity securities	1,588,000	1,588,000
Loans net of deferred loan fees and allowance for loan losses of $914,181 and $918,250	84,367,060	84,848,269
Premises and equipment (net)	651,933	532,542
Other assets	4,266,049	3,684,580

TOTAL ASSETS	$117,787,564	$120,592,475

LIABILITIES
Deposits:
Non interest-bearing demand	$10,285,055	$11,279,872
Interest-bearing demand and money market	14,131,220	12,648,939
Savings	104,423	85,847
Time deposits of $100,000 or more	25,255,667	20,066,956
Other time deposits	37,873,645	40,638,315

Total Deposits	87,650,010	84,719,929
Securities sold under repurchase agreements	1,737,120	755,577
Other borrowings	17,569,500	24,569,500
Other liabilities	1,653,852	1,528,021

TOTAL LIABILITIES	108,610,482	111,573,027
STOCKHOLDERS’ EQUITY:
Preferred stock, par value not stated; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; 1,235,000 issued	1,235,000	1,235,000
Surplus	10,010,169	10,009,642
Accumulated other comprehensive income/(loss)-	860	(13,853)
Treasury stock	(1,240,589)	(1,255,157)
Unearned ESOP shares	(399,998)	(399,998)
Accumulated deficit	(428,360)	(556,186)

TOTAL STOCKHOLDERS’ EQUITY	9,177,082	9,019,448

TOTAL LIABILITIES AND EQUITY	$117,787,564	$120,592,475

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED MARCH 31,

	2003	2002

Interest income:
Loans and leases, including fees	$1,441,902	$1,185,164
Investment securities:
U.S. Government agencies	162,496	333,492
Other investments	44,369	76,262
Interest bearing deposits in banks	11,138	25,648

Total interest income	1,659,905	1,620,566

Interest expense:
Interest bearing demand and money market	36,880	108,025
Savings	168	441
Time deposits of $100,000 or more	202,567	177,350
Other time deposits	381,040	507,391
Other borrowings	169,754	110,477

Total interest expense	790,409	903,684

Net interest income	869,496	716,882

Provision for possible loan losses	79,900	47,000

Net interest income after provision for possible loan losses	789,596	669,882

Other income:
Service charges on deposit accounts	13,367	15,714
Gains on the sale of loans and leases (net)	181,199	127,052
Other income	138,790	84,041

Total other income	333,356	226,807

Other expense:
Salaries and other compensation	476,420	393,554
Employee benefits	106,401	74,999
Net occupancy and equipment expense	133,380	126,858
Professional and other outside services	79,055	84,213
Other expense	178,166	160,718

Total other expenses	973,422	840,342

Net income before income taxes	149,530	56,347
Income taxes	21,704	—

Net income	$127,826	$56,347

Basic and diluted income per share	$0.12	$0.05

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED MARCH 31,

	2003	2002

Net income	$127,826	$56,347

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains losses arising during period, net of tax of $11,299, and ($61,107) repectively	20,088	(106,530)
Reclassification adjustment for gains realized in net income, net of tax of $162, and $592, respectively	(289)	(1,052)
Unrealized losses on cash flow hedges, net of tax of $2,861	(5,086)	—

Other comprehensive income (loss)	14,713	(107,582)

Comprehensive income (loss)	$142,539	$(51,235)

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED MARCH 31,

	2003	2002

Cash flows from operating activities:
Net income	$127,826	$56,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	65,031	53,164
Depreciation and amortization of premises and equipment	42,454	39,721
Gain on sale of investment securities available-for-sale	(451)	(1,644)
Gain on sale of loans	(181,199)	(127,052)
Loss on sale of repossessed assets	14,046	—
Provision for loan losses	79,900	47,000
(Increase) decrease in other assets	21,702	(376,435)
Increase/(decrease) in other liabilities	125,831	(207,201)

Net cash provided by (used in) operating activities	295,140	(516,100)

Cash flows from investing activities:
Maturities of investment securities available-for-sale	4,351,086	4,000,000
Proceeds from sale of investment securities available-for-sale	566,270	5,429,794
Purchases of investment securities available-for-sale	—	(7,289,856)
Maturities of investment securities held-to-maturity	992,890	—
Proceeds from sale of loans and leases	2,705,963	1,440,072
Loans originated, net of principal repayments	(2,791,295)	(1,467,652)
Purchases of premises and equipment	(161,845)	(29,306)
Proceeds from sale of repossessed assets	34,400	—

Net cash provided by (used in) investing activities	5,697,469	2,083,052

Cash flows from financing activities:
Sale of treasury stock	15,095	—
Increase (decrease) in other borrowed funds	(7,000,000)	4,000,000
Increase (decrease) in deposits	2,930,081	(2,907,766)
Increase in securities sold under repurchase agreements	981,543	110,157

Net cash provided by (used in) financing activities	(3,073,281)	1,202,391

Net increase in cash and cash equivalents	2,919,328	2,769,343
Cash and cash equivalents, beginning of period	2,016,910	5,935,536

Cash and cash equivalents, end of period	$4,936,238	$8,704,879

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS
ENDED MARCH 31, 2003
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

          The accompanying unaudited financial statements for CNB Holdings, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Form 10-KSB.

The consolidated financial statements include the account of the Company and it wholly owned subsidiary Chattahoochee National Bank (the “Bank”) with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 – EARNINGS PER COMMON SHARE

          Earnings per share is computed by dividing income available to common stockholders by the weighted average number of share outstanding during the period, which totaled 1,076,374 shares for the three months ended March 31, 2003.

NOTE 3 – STOCK COMPENSATION PLANS

          At March 31, 2003, the Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$127,826	$56,347
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—

Pro forma net income	$127,826	$56,347

Earnings per share:
Basic - as reported	$0.12	$0.05

Basic - pro forma	$0.12	$0.05

Diluted - as reported	$0.12	$0.05

Diluted - pro forma	$0.12	$0.05

NOTE 3 – LOANS AND LEASES RECEIVABLE

          Major classifications of loans and leases are as follows in thousands (000):

	MARCH 31, 2003	DECEMBER 31, 2002

Commercial Loans	$29,918	$28,937
Real Estate – construction	15,413	27,644
Real Estate – mortgage	35,156	23,788
Lease financing	2,207	2,922
Installment and other loans to individuals	2,754	2,627

Subtotal	85,448	85,918
Less: Deferred loan fees and costs	167	152
Less: Allowance for loans and lease losses	914	918

Loans and leases receivable, net	$84,367	$84,848

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale and cash flow hedges are as follows:

	Securities	Cash Flow Hedges	Total

Beginning balance - January 1, 2003	$10,360	$(24,213)	$(13,853)
Current - period change	19,799	(5,086)	14,713

Ending balance - March 31, 2003	$30,159	$(29,299)	$860

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the “Company”) and its wholly-owned subsidiary, Chattahoochee National Bank (the “Bank”) in general.  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify our forward-looking statements, although we may use other phrasing.  Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements.  Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards, (iv) changes in the legislative and regulatory environment and (v) the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank’s non-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits).  Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          CNB Holdings, Inc. (the “Company”) was incorporated in Georgia on November 5, 1997 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Chattahoochee National Bank, Alpharetta, Georgia (the “Bank”). In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the “Common Stock”), at $10.00 per share. Proceeds from these stock offerings amounted to an aggregate of $11,103,625, net of selling expenses and repayment of the organizers’ expense. The Company purchased 100% of the Bank’s common stock by injecting approximately $9.6 million into the Bank’s capital accounts immediately prior to the Bank’s opening on July 27, 1998.

FINANCIAL CONDITION

          Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank’s financial condition are discussed in detail below.

          Total assets decreased from $120,592,475 on December 31, 2002 to $117,787,564 on March 31, 2003, a decrease of $2,804,911. This decrease was due to a $5,943,890 decrease in investment securities, a $2,919,328 increase in cash and cash equivalents and a $481,209 decrease in net loans. The Bank also experienced a shift from other borrowings, with a decrease of $7,000,000, to deposits, with an increase of $2,930,081, and securities sold under repurchase agreements, with an increase of $981,543.

          The $2,930,081 increase in deposits resulted from an increase of  $5,188,711 in time deposits of $100,000 or more, an increase of $1,482,281 in interest-bearing demand and money market accounts, a decrease of $994,817 in non interest-bearing demand accounts and a decrease of $2,764,670 in other time deposits. Brokered deposits made up $5,090,000 of the increase in time deposits of $100,000 or more.

Allowance for Loan Losses

          The allowance for loan losses as of March 31, 2003 was $914,181 compared to $918,250 as of December 31, 2002. The allowance for loan losses, as a percentage of total gross loans, for March 31, 2003 was 1.07%, compared to 1.07% as of December 31, 2002. The decrease in the allowance during the first quarter of 2003 was prompted by normal risks inherent in a slightly decreasing loan portfolio. During the second quarter of 2003, a review of the Bank’s loan portfolio by an independent firm will be conducted.  The purpose of this review, which is conducted regularly, will be to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses.  The review is expected to include analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information.  Upon completion, the report will be reviewed by the Bank’s Board of Directors and management. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank’s loan portfolio.  In addition to the independent reviews, the Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio.  Upon completion, the OCC presents its report of findings to the Bank’s Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank’s Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio.  Specifically, the Bank’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

          Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

          Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4.6 million, representing 3.9% of total assets. Securities amounted to $24.0 million, representing 20.3% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company’s ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2003, total deposits increased $2.9 million. During  this quarter, the Bank seized an opportunity to raise $5.1 million in brokered deposits with maturities of one to two years. At the time, these brokered deposits were cheaper than raising deposits with similar maturities in our local market.  The bank used the increase in deposits and the decrease in investment securities to repay other borrowings by $7.0 million. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

          This table below illustrates the Company’s regulatory capital ratios at the date indicated:

	MARCH 31, 2003	MINIMUM REGULATORY REQUIREMENT

Tier 1 Capital	9.86%	4.0%
Tier 2 Capital	0.93	—

Total risk-based capital ratio	10.79%	8.0%

Leverage ratio	7.92%	3.0%

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2003

          Net income for the three-month period ended March 31, 2003 was $127,826 compared to $56,347 for the same period in 2002. Earnings per share for the three-month period ended March 31, 2003 were $0.12 basic and diluted compared to basic and diluted earnings per share of $0.05 for the same period in 2002. The following is a brief discussion of the more significant components of net income during this period:

a.

Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

March 31, 2003

Interest Earning Assets/ Bearing Liabilities	Average Balance	Interest Income/ Cost	Annualized Yield/ Cost

Interest-bearing deposits in banks	$3,322,526	$11,138	1.34%
Securities	27,157,436	206,865	3.05%
Loans	85,683,424	1,441,902	6.73%

Total	$116,163,386	$1,659,905	5.72%

Deposits	$77,734,265	$620,655	3.19%
Securities sold under repurchase agreements	1,326,237	4,621	1.39%
Other borrowings	19,726,234	165,133	3.35%

Total	$98,786,736	$790,409	3.20%

Net interest income		$869,496	2.52%

Net yield on earning assets			2.99%

March 31, 2002

Interest Earning Assets/ Bearing Liabilities	Average Balance	Interest Income/ Cost	Annualized Yield/ Cost

Federal funds sold	$6,257,324	$25,648	1.64%
Securities	31,106,321	409,754	5.27%
Loans	62,993,462	1,185,164	7.53%

Total	$100,357,107	$1,620,566	6.46%

Deposits	$72,351,495	$793,207	4.39%
Other borrowings	11,795,923	110,477	3.75%

Total	$84,147,418	$903,684	4.30%

Net interest income		$716,882	2.16%

Net yield on earning assets			2.86%

The Bank’s margin has increased compared to the prior period. Certificates repriced to lower rates in the fourth quarter of 2002 and the current period. This repricing, as well as more reliance on less expensive other borrowed money caused this positive variance compared to the same period in 2002.

b.

Total other income for three-month period ended March 31, 2003 amounted to $333,356 compared to $226,807 in 2002. In the first quarter of 2002, the Bank sold loans totaling $1,440,072 without recourse, recognizing a gain of $127,052 or 56.02% of total other income. Loans sold in the first quarter of 2003 totaled $2,705,963, recognizing a gain of $181,199 or 54.36% of total other income. Service charges on deposit accounts were $13,367 or 4.00% of total other income compared to $15,714 or 6.93% in the first quarter of 2002. Of the $138,790 of miscellaneous other income or 41.63% of total other income, $106,562 or 76.78% of miscellaneous other income consists of mortgage origination and fee income from mortgage loans, which are not added to the Bank’s loan portfolio. For 2002, of the $84,041 of miscellaneous other income, or 37.05% of total other income, $52,078 or 61.97% related to mortgage origination activity. Income from increased cash surrender values of bank owned life insurance was $40,643 or 29.28% of miscellaneous other income and 12.19% of total other income compared to  $28,966 or 34.47% of miscellaneous other income and 12.77% of total other income for the period ended March 31, 2002. We had a loss on the sale of repossessed equipment of $14,046 that reduced total other income for the period just ended. We did not have such a loss for the same period in 2002.

c.

Operating expenses for the three-month period ended March 31, 2003 amounted to $973,422 compared to $840,342 in 2002, with the largest expense being related to salaries and employee benefits and miscellaneous other expense.  On an annualized basis, this represents 3.35% of total assets in 2003 compared to 3.20% in 2002. The increase in salaries and employee benefits was largely due to higher incentives paid in the mortgage banking and Small Business Administration (SBA) loan divisions based on corresponding increases in revenues. Also, the deferred compensation plan for executive officers and directors was in place for this quarter, but it did not exist for the first quarter of 2002. The increase in miscellaneous other expense was due to costs for the repossession and disposition of other repossessed assets and the acquisition of other real estate owned.

          The Company recorded its first current tax liability for income taxes in March of this quarter. The amount of the accrual was $21,704.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits. The following exhibits are filed with this Report:

Exhibit No.	Description

10.1	North Point Parkway Office Lease, dated March 24, 1998, between W. B. Wiggins, Jr. and CNB Holdings, Inc. d/b/a Chattahoochee National Bank
10.2	Brookside Parkway Office Lease, dated October 29, 1999, between Duke-Weeks Realty Limited Partnership and Chattahoochee National Bank
10.3	Amendment No. 1 to Employment Agreement by and among CNB Holdings, Inc. and Chattahoochee National Bank and H.N. Padget, Jr., dated April 30, 2001
10.4	Amendment No. 2 to Employment Agreement by and among CNB Holdings, Inc. and Chattahoochee National Bank and H.N. Padget, Jr., dated January 2, 2003
10.5	Employment Agreement by and between Steven G. Deaton and CNB Holdings, Inc. and Chattahoochee National Bank, dated September 24, 2001
10.6	Amendment No. 1 to Employment Agreement by and between Steven G. Deaton and CNB Holdings, Inc. and Chattahoochee National Bank, dated January 2, 2003
10.7	Employment Agreement by and between Danny F. Dukes and CNB Holdings, Inc. and Chattahoochee National Bank dated January 2, 2003
99.1	Certification by H.N. Padget, Jr., as President and Chief Executive Officer of CNB Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.2	Certification by Danny F. Dukes, as Senior Vice President, Chief Financial Officer of CNB Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	By:	/s/ H. N. PADGET, JR.

H. N. Padget, Jr., President and Chief Executive Officer (principal executive officer)

Date: May 13, 2003	By:	/s/ DANNY F. DUKES

Danny F. Dukes, Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, H.N. Padget, Jr., President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CNB Holdings, Inc.

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

Date:  May 13, 2003

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

Date:  May 13, 2003

/s/ DANNY F. DUKES

Danny F. Dukes , S.V.P/C.F.O. (Principal Financial and Accounting Officer)