Form 10QSB
period 2003-06-30
CNB HOLDINGS INC /GA/
filed 2003-08-14
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class Common Stock, $1.00 par value	Outstanding at August 12, 2003 1,082,531

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2003	DECEMBER 31, 2002

	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$1,460,515	$1,440,482
Interest bearing deposits in banks	1,506,002	576,428
Investment securities:
Securities available-for-sale, at market value	30,370,421	19,922,409
Securities held-to-maturity, estimated fair value of $5,780,090 and $8,053,746 respectively	5,800,454	7,999,765
Restricted equity securities	1,445,500	1,588,000
Loans net of deferred loan fees and allowance for loan losses of $961,181 and $918,250	87,690,105	84,848,269
Premises and equipment (net)	710,258	532,542
Other assets	4,278,840	3,684,580

TOTAL ASSETS	$133,262,095	$120,592,475

LIABILITIES
Deposits:
Non interest-bearing demand	$12,124,303	$11,279,872
Interest-bearing demand and money market	10,712,332	12,648,939
Savings	116,855	85,847
Time deposits of $100,000 or more	29,869,437	20,066,956
Other time deposits	44,270,870	40,638,315

Total Deposits	97,093,797	84,719,929
Securities sold under repurchase agreements	1,265,560	755,577
Other borrowings	23,750,000	24,569,500
Other liabilities	1,822,198	1,528,021

TOTAL LIABILITIES	123,931,555	111,573,027
STOCKHOLDERS’ EQUITY:
Preferred stock, par value not stated; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; 1,235,000 issued	1,235,000	1,235,000
Surplus	10,013,186	10,009,642
Accumulated other comprehensive income (loss)	12,283	(13,853)
Treasury stock	(1,223,146)	(1,255,157)
Unearned ESOP shares	(399,998)	(399,998)
Accumulated deficit	(306,785)	(556,186)

TOTAL STOCKHOLDERS’ EQUITY	9,330,540	9,019,448

TOTAL LIABILITIES AND EQUITY	$133,262,095	$120,592,475

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE SIX-MONTH PERIOD ENDED JUNE 30,		FOR THE THREE-MONTH PERIOD ENDED JUNE 30,

	2003	2002	2003	2002

Interest income:
Loans and leases, including fees	$2,878,548	$2,422,547	$1,436,646	$1,237,383
Investment securities:
U.S. Government agencies	307,251	581,567	144,755	248,075
Other investments	87,084	157,676	42,715	80,456
Interest bearing deposits in banks	17,953	45,964	6,815	21,274

Total interest income	3,290,836	3,207,754	1,630,931	1,587,188
Interest expense:
Interest bearing demand and money market	66,229	200,565	29,349	92,540
Savings	334	1,107	166	666
Time deposits of $100,000 or more	413,724	338,757	211,157	161,407
Other time deposits	730,690	947,915	349,650	440,524
Other borrowings	343,190	235,194	173,436	124,717

Total interest expense	1,554,167	1,723,538	763,758	819,854

Net interest income	1,736,669	1,484,216	867,173	767,334
Provision for loan losses	126,900	84,082	47,000	37,082

Net interest income after provision for loan losses	1,609,769	1,400,134	820,173	730,252
Other income:
Service charges on deposit accounts	26,650	30,891	13,283	15,177
Gains on sale of loans and leases (net)	411,794	215,950	230,595	88,898
Gains (losses) on sale of securities available for sale	451	469	—	(1,175)
Other income	258,574	168,507	120,235	86,110

Total other income	697,469	415,817	364,113	189,010
Other expense:
Salaries and other compensation	962,906	785,568	486,486	392,014
Employee benefits	235,559	145,711	129,158	70,712
Net occupancy and equipment expense	270,617	259,459	137,237	132,601
Professional and other outside services	176,869	189,756	97,814	105,543
Other expense	390,179	332,996	212,013	172,279

Total other expenses	2,036,130	1,713,490	1,062,708	873,149

Net income before income tax	271,108	102,461	121,578	46,113
Income tax expense	21,704	—	—	—

Net income	$249,404	$102,461	$121,578	$46,113

Basic and diluted earnings per share	$0.23	$0.10	$0.11	$0.04

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE SIX- MONTH PERIOD ENDED JUNE 30,		FOR THE THREE-MONTH PERIOD ENDED JUNE 30,

	2003	2002	2003	2002

Net income	$249,404	$102,461	$121,578	$46,113

Other comprehensive income :
Unrealized holding gains on securities available for sale:
Unrealized holding gains arising during period net of tax of $27,977, $56,683, $16,678 and $116,606 respectively	49,738	100,770	29,650	207,300
Reclassification adjustment for (gains) losses realized in net income, net of tax of $162, $169, $ -0- and $(423), respectively	(289)	(300)	—	752
Unrealized losses on cash flow hedges, net of tax of $13, 114, $ -0-, $10,253 and $ -0-, respectively	(23,313)	—	(18,227)	—

Other comprehensive income	26,136	100,470	11,423	208,052

Comprehensive income	$275,540	$202,931	$133,001	$254,165

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX-MONTH PERIOD ENDED JUNE 30,

	2003	2002

Cash flows from operating activities:
Net income	$249,404	$102,461
Adjustments to reconcile net income to net cash provided by and used in operating activities:
Net (accretion) amortization of investment securities	158,290	107,722
Depreciation and amortization of premises and equipment	83,218	79,997
Gains on the sale of loans	(411,794)	(215,950)
Gains on the sale of available for sale securities	(451)	(469)
Loss on sale of repossessed assets	11,179	—
Provision for loan losses	126,900	84,082
Decrease (increase) in other assets	(23,169)	59,348
Increase in other liabilities	294,177	167,855

Net cash provided by operating Activities	487,754	385,046
Cash flows from investing activities:
Purchase of bank-owned certificates of deposit	—	(1,293,000)
Maturities of investment securities available-for-sale	8,655,321	8,354,643
Maturities of investment securities held-to-maturity	2,154,125	—
Purchases of investment securities available for sale	(19,704,992)	(12,157,695)
Proceeds from sales of investment securities available-for-sale	566,270	11,004,600
Redemption (purchase) of restricted equity securities	142,500	(250,000)
Proceeds from sale of loans and leases	4,714,228	2,877,482
Loans originated, net of principal repayments	(7,939,010)	(6,765,842)
Purchases of premises and equipment	(260,934)	(40,666)
Additions to other real estate owned	(144,212)	—
Proceeds from sale of repossessed assets	178,650	—

Net cash provided by (used in) investing activities	(11,638,054)	1,729,522
Cash flows from financing activities:
Increase (decrease) in other borrowings	(819,500)	5,000,000
Sale of treasury stock	35,556	88,785
Increase (decrease) in deposits	12,373,868	(5,019,390)
Increase (decrease) in securities sold under repurchase agreements	509,983	(164,919)

Net cash provided by (used in) financing activities	12,099,907	(95,524)

Net increase in cash and cash equivalents	949,607	2,019,044
Cash and cash equivalents, beginning of period	2,016,910	5,935,536

Cash and cash equivalents, end of period	$2,966,517	$7,954,580

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS
ENDED JUNE 30, 2003
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 For further information, refer to the financial statements and footnotes included in the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Chattahoochee National Bank (the “Bank”), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 – EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, which totaled 1,078,407 and 1,080,463 shares for the six months and the three months ended June 30, 2003 respectively. The average number of shares outstanding totaled 1,064,287 and 1,059,260 for the six months and the three months ended June 30, 2002 respectively.

NOTE 3 – STOCK COMPENSATION PLANS

At June 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	FOR THE SIX-MONTH PERIOD ENDED JUNE 30,		FOR THE THREE-MONTH PERIOD ENDED JUNE 30,

	2003	2002	2003	2002

Net income, as reported	$249,404	$102,461	$121,578	$46,113
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,720)	(4,720)	(4,720)	(4,720)

Pro forma net income	$244,684	$97,741	$116,858	$41,393

Earnings per share:
Basic – as reported	$0.23	$0.10	$0.11	$0.04

Basic – pro forma	$0.23	$0.09	$0.11	$0.04

Diluted – as reported	$0.23	$0.10	$0.11	$0.04

Diluted – pro forma	$0.23	$0.09	$0.11	$0.04

NOTE 3 – LOANS AND LEASES RECEIVABLE

Major classifications of loans and leases are as follows in thousands (000):

	JUNE 30, 2003	DECEMBER 31, 2002

Commercial Loans	$28,118	$28,937
Real Estate – construction	12,636	27,644
Real Estate – mortgage	42,854	23,788
Leasing financing	1,933	2,922
Installment Loans	3,303	2,627

Total Loans	88,844	85,918
Less: Deferred loan fees and costs	193	152
Less: Allowance for loans and lease losses	961	918

Loans and leases receivable, net	$87,690	$84,848

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale and cash flow hedges is as follows:

	Securities	Cash Flow Hedges	Total

Beginning balance - January 1, 2003	$10,360	$(24,213)	$(13,853)
Current - period change	49,449	(23,313)	26,136

Ending balance - June 30, 2003	$59,809	$(47,526)	$12,283

NOTE 5 – ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended. Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the “Company”) and its wholly-owned subsidiary, Chattahoochee National Bank (the “Bank”) in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards, (iv) changes in the legislative and regulatory environment and (v) the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts of terrorism. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank’s non-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CNB Holdings, Inc. (the “Company”) was incorporated on November 5, 1997 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Chattahoochee National Bank, Alpharetta, Georgia (the “Bank”). In a private offering and a separate public offering conducted during 1998, the Company sold and issued an aggregate of 1,235,000 shares of common stock, par value $1.00 per share (the “Common Stock”), at $10.00 per share. Proceeds from these stock offerings amounted to an aggregate of $11,103,625, net of selling expenses and repayment of the organizers’ expense. The Company purchased 100% of the Bank’s common stock by injecting approximately $9.6 million into the Bank’s capital accounts immediately prior to the Bank’s opening on July 27, 1998.

FINANCIAL CONDITION

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank’s financial condition are discussed in detail below.

Total assets increased from $120,592,475 on December 31, 2002 to $133,262,095 on June 30, 2003, an increase of $12,699,620. This increase was due to an increase in loans of $2,841,836, an increase in $10,448,012 in securities available for sale, a decrease in securities held to maturity of $2,199,311, and an increase of $929,574 in interest bearing deposits in banks. This growth was primarily funded by a $12,373,868 increase in total deposits, a $509,983 increase in securities sold under repurchase agreements and a $819,500 decrease in other borrowings.

The $12,373,868 increase in deposits came from an increase of $9,802,481 in time deposits of $100,000 or more, an increase of other time deposits of $3,632,555, an increase of $844,431 in non interest-bearing demand deposits and a decrease of $1,936,607 in interest-bearing demand deposits. Most of the increase in deposits was brokered deposits, which the Bank believes are less expensive to obtain than competing for deposits in the highly competitive Metropolitan Atlanta market.

Allowance for Loan Losses

The allowance for loan losses as of June 30, 2003 was $961,181 compared to $918,250 as of December 31, 2002. The allowance for loan losses, as a percentage of total gross loans, for June 30, 2003 was 1.08%, compared to 1.07% as of December 31, 2002. The amount provided for the allowance during the second quarter of 2003 was prompted by risks inherent in the loan portfolio. During the second quarter of 2003, a review of the Bank’s loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank’s Board of Directors and management, the Bank approved the firm’s report. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank’s loan portfolio. In addition to the independent reviews, the Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank’s Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank’s Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the June 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $3.0 million, representing 2.3% of total assets. Securities amounted to $37.6 million, representing 28.2% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company’s ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the six-month period ended June 30, 2003, other borrowed money decreased $0.8 million. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management is aware of no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

During 2003, the Company reissued 6,203 shares of its common stock which were purchased by the Bank’s 401k Plan. Participants in the plan purchased the common stock for $35,556.

This table below illustrates the Company’s regulatory capital ratios at the date indicated:

	JUNE 30, 2003	MINIMUM REGULATORY REQUIREMENT

Tier 1 Capital	9.49%	4.0%
Tier 2 Capital	0.97	—

Total risk-based capital ratio	10.46%	8.0%

Leverage ratio	8.16%	3.0%

RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2003

Net income for the six-month period ended June 30, 2003 amounted to $249,404 or $.23 per basic and diluted income per share compared to a net income of $102,461, or $0.10 per basic and diluted income per share for the same six-month period in 2002. The following is a brief discussion of the more significant components of net income during this period:

a.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

June 30, 2003

Interest Earning Assets/ Bearing Liabilities	Average Balance	Interest Income/ Cost	Annualized Yield/ Cost

Interest-bearing deposits in banks	$2,621,476	$17,953	1.37%
Securities	27,048,962	394,335	2.92%
Loans	86,499,996	2,878,548	6.66%

Total	$116,170,434	$3,290,836	5.67%

Deposits	$77,717,527	$1,210,977	3.12%
Securities sold under repurchase agreements	1,529,844	8,666	1.13%
Other borrowings	19,719,462	334,524	3.39%

Total	$98,966,833	$1,554,167	3.14%

Net interest income		$1,736,669	2.53%

Net yield on earning assets			2.99%

June 30, 2002

Interest Earning Assets/ Bearing Liabilities	Average Balance	Interest Income/ Cost	Annualized Yield/ Cost

Interest bearing deposits in banks	$5,513,791	$45,964	1.67%
Securities and bank-owned certificates of deposit	27,819,998	739,243	5.31%
Loans	63,966,854	2,422,547	7.57%

Total	$97,300,643	$3,207,754	6.59%

Deposits	$71,798,996	$1,488,344	4.15%
Other borrowings	11,266,034	235,194	4.18%

Total	$83,065,030	$1,723,538	4.15%

Net interest income		$1,484,216	2.44%

Net yield on earning assets			3.05%

b.	Total other income for six-month period ended June 30, 2003 amounted to $697,469 compared to $415,817 in 2002. On an annualized basis, this represents 1.04% of total assets compared to 0.69% in 2002. In 2002, the Bank sold loans and leases without recourse totaling $2,877,482 recognizing a gain of $215,950 or 51.93% of total other income. In 2003 the Bank sold leases totaling $4,714,228 recognizing a gain of $411,794 or 59.04% of total other income. The service charge on deposit accounts was $26,650 for the six-month period ended June 30, 2003, or 3.82% of total other income compared to $30,891 or 7.42% for the same period in 2002. Most of our deposit customers maintain balances at levels that prevent service charges. Additionally, available for sale securities were sold for net gains of $451 in 2003 compared to $469 for the same six-month period in 2002. Of the $258,574 in other miscellaneous income in first six months of 2003, $180,198, which is 25.84% of total other income and 69.69% of other miscellaneous income, consists of mortgage origination and fee income from mortgage loans, which are not added to the Company’s loan portfolio. In the first six months of 2002, $105,603 of the $168,507 of miscellaneous other income consisted of mortgage and fee income from mortgage loans. Income from increased cash surrender values of bank owned life insurance comprised $80,617 or 31.18% of other miscellaneous income or 11.56% of total other income. This insurance income was $57,932 or 34.38% of miscellaneous other income and 13.93% of total other income for the six-month period ended June 30, 2002.

c.	Operating expenses for the six-month period ended June 30, 2003 amounted to $2,036,130 compared to $1,713,490 for the same period in 2002, with the largest expenses being related to salaries and employee benefits and professional and outside services. The majority of the increase was due to increases in incentive compensation for increased mortgage loan and SBA Loan origination. Also, the accruals for a bank owned life insurance funded executive pension plan did not exist during the first six months of 2002. However, these accruals totaled $70,833 during the first six months ended June 30, 2003. On an annualized basis, operating expenses represent 3.06% of total assets compared to 2.84% in 2002.

d.	The Company has recorded $21,704 during the first six months of 2003 compared with no provision for income taxes during the same period of 2002.

Three-Month Period Ended June 30, 2003

Net income for the three-month period ended June 30, 2003 amounted to $121,578, or $0.11 per basic and diluted earnings per share compared to $46,113, or $0.04 per basic and diluted earnings per share in 2002. The following is a brief discussion of the more significant components of net loss during this period:

a.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

June 30, 2003

Interest Earning Assets/ Bearing Liabilities	Average Balance	Interest Income/ Cost	Annualized Yield/ Cost

Interest-bearing deposits in banks	$1,920,425	$6,815	1.42%
Securities	26,940,487	187,470	2.78%
Loans	87,316,568	1,436,646	6.58%

Total	$116,177,480	$1,630,931	5.62%

Deposits	$77,700,788	$590,322	3.04%
Securities sold under repurchase agreements	1,733,568	4,045	0.93%
Other borrowings	19,712,452	169,391	3.44%

Total	$99,146,808	$763,758	3.08%

Net interest income		$867,173	2.54%

Net yield on earning assets			2.99%

June 30, 2002

Interest Earning Assets/ Bearing Liabilities	Average Balance	Interest Income/ Cost	Annualized Yield/ Cost

Interest-bearing deposits in banks	$4,770,561	$20,316	1.70%
Securities and bank-owned certificates of deposit	24,528,654	329,489	5.37%
Loans	64,940,541	1,237,383	7.62%

Total	$94,239,756	$1,587,188	6.74%

Deposits	$68,122,769	$695,137	4.08%
Other borrowings	10,736,421	124,717	4.65%

Total	$78,859,190	$819,854	4.16%

Net interest income		$767,334	2.58%

Net yield on earning assets			3.26%

b.	Total other income for three-month period ended June 30, 2003 amounted to $364,113 compared to $189,010 in 2002. On an annualized basis, this represents 0.55% of total assets compared to 0.72% of total assets in 2002. The Bank sold loans and leases totaling $2,008,265 without recourse compared to $1,437,410 for the same period in 2002. The profit from these sales was $230,595 or 63.33% of total other income compared to $88,898 or 47.03% for the same period in 2002. The service charge on deposit accounts was $13,283 or 3.65% of total other income compared to $15,177 or 8.03% for the same period in 2002. Generally, our customer relationships are maintaining sufficient balances to avoid service charges. Additionally, available for sale securities were sold for net losses of $1,175 or (0.62%) in 2002. There were no such gains or losses for the comparative three-month period in 2003. Other miscellaneous income at $120,235 is 33.02% of total other income in 2003 compared to $86,110 or 45.56% for the same period in 2002. Of this total, $73,636 is related to mortgage banking activities compared to $53,525 for the same period in 2002. Income from increased cash surrender values of bank owned life insurance was $39,974 or 33.25% of miscellaneous other income and 10.99% of total other income in the second quarter of 2003. However, this insurance income is $28,966 or 33.64% of miscellaneous other income and 15.33% of total other income for the three-month period ended June 30, 2002.

c.	Operating expenses for the three-month period ended June 30, 2003 amounted to $1,062,708 compared to $873,149 for the same period in 2002, with the largest expense being related to salaries and employee benefits and professional and outside services. Also, the accruals for a bank owned life insurance funded executive pension plan did not exist during the second quarter of 2002. However, these accruals totaled $30,190 during the second quarter of 2003. Operating expenses represent 3.19% of total assets in 2001 compared to 3.34% in 2002.

PART II. OTHER INFORMATION

ITEM 3.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the rules, we continually review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on June 25, 2003. Notice of the Annual Meeting was mailed on May 23, 2003 to each shareholder of record as of May 16, 2003. At this meeting, the Company’s shareholders considered electing four persons to serve as members of the Company’s Board of Directors for a term of three years and until their successors are duly elected and qualified. The record shareholders of the Company voted as follows:

The proposal to elect four persons to serve as members of the Company’s Board of Directors for a term of three years and until their successors are duly elected and qualified. The number of votes cast for and against the election of each nominee was as follows:

NOMINEE	Votes FOR	Votes WITHHELD

David R. Hink	931,647	54,250
Mary E. Johnson	931,147	54,750
Robert W. Johnston	930,647	55,250
H.N. Padget, Jr.	911,147	74,750

No other matters were presented or voted for at the Annual Meeting.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit_No.	Description

31.1	Certification by H.N. Padget, Jr., President and Chief Executive Officer of CNB Holdings, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (15 U.S.C. 7241) (Rule 13a-14(a) Certification)

31.2	Certification by Danny F. Dukes, Chief Financial Officer of CNB Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241) (Rule 13a-14(a) Certification)

32.1

Certification by H.N. Padget, Jr., President and Chief Executive Officer of CNB Holdings, Inc. and Danny F. Dukes, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), (Section 1350 Certification.

(b)        Reports on Form 8-K

On May 12, 2003, the company filed a report on form 8-K which furnished (not filed) under Items 7 and 9 a press release regarding the results of the Company’s operations during the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	By:	/s/ H. N. PADGET, JR.

H. N. Padget, Jr., President and Chief Executive Officer (principal executive officer)

Date: August 12, 2003	By:	/s/ DANNY F. DUKES

Danny F. Dukes, Senior Vice President, Chief Financial Officer (principal financial and accounting officer)