Form 10QSB
period 2003-09-30
CNB HOLDINGS INC /GA/
filed 2003-11-12
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ___________

Commission file number: 000-23991

CNB HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	58-2362335 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 7, 2003

Common Stock, $1.00 par value	1,122,047

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$1,414,215	$1,440,482
Interest bearing deposits in banks	303,389	576,428
Investment securities:
Securities available-for-sale, at market value	36,462,356	19,922,409
Securities held-to-maturity, estimated fair value of $6,747,143 and $8,053,746 respectively	6,714,483	7,999,765
Restricted equity securities	2,140,500	1,588,000
Loans net of allowance for loan losses of $977,458 and $918,250	90,369,419	84,848,269
Premises and equipment (net)	816,330	532,542
Other assets	4,302,775	3,684,580

TOTAL ASSETS	$142,523,467	$120,592,475

LIABILITIES
Deposits:
Non interest-bearing demand	$9,623,174	$11,279,872
Interest-bearing demand and money market	12,075,582	12,648,939
Savings	91,660	85,847
Time deposits of $100,000 or more	28,920,082	20,066,956
Other time deposits	40,853,581	40,638,315

Total Deposits	91,564,079	84,719,929
Securities sold under repurchase agreements	3,227,628	755,577
Other borrowed money	36,060,000	24,569,500
Other liabilities	1,956,969	1,528,021

TOTAL LIABILITIES	132,808,676	111,573,027
STOCKHOLDERS’ EQUITY
Preferred stock, par value not stated; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; 1,272,500 and 1,235,000 issued respectively	1,272,500	1,235,000
Surplus	10,356,067	10,009,642
Accumulated other comprehensive loss	(278,936)	(13,853)
Treasury stock	(1,206,140)	(1,255,157)
Unearned ESOP shares	(399,998)	(399,998)
Accumulated deficit	(28,702)	(556,186)

TOTAL STOCKHOLDERS’ EQUITY	9,714,791	9,019,448

TOTAL LIABILITIES AND EQUITY	$142,523,467	$120,592,475

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE		FOR THE
	NINE-MONTH		THREE-MONTH
	PERIOD ENDED		PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Interest income:
Loans and leases, including fees	$4,396,199	$3,652,346	$1,517,651	$1,229,799
Investment securities:
U.S. government agencies	576,060	842,742	268,809	261,175
Other investments	126,916	208,528	39,832	51,810
Interest bearing deposits in banks	22,384	90,523	4,431	43,601

Total interest income	5,121,559	4,794,139	1,830,723	1,586,385
Interest expense:
Interest bearing demand and money market	90,786	268,821	24,557	68,256
Savings	433	1,438	99	331
Time deposits of $100,000 or more	623,768	579,822	210,044	241,065
Other time deposits	1,086,404	1,363,282	355,714	415,367
Other borrowings	540,545	381,270	197,355	146,076

Total interest expense	2,341,936	2,594,633	787,769	871,095

Net interest income	2,779,623	2,199,506	1,042,954	715,290
Provision for loan losses	156,000	386,082	29,100	302,000

Net interest income after provision for loan losses	2,623,623	1,813,424	1,013,854	413,290
Other income:
Service charges on deposit accounts	38,286	45,248	11,636	14,357
Gains on the sale of loans and leases (net)	487,371	302,341	75,577	86,391
Gains on the sale of securities available for sale	451	233,857	—	233,388
Other income	483,901	281,760	225,327	113,253

Total other income	1,010,009	863,206	312,540	447,389
Other expense:
Salaries and other compensation	1,519,379	1,187,210	556,473	401,642
Employee benefits	364,072	213,453	128,513	67,742
Net occupancy and equipment expense	413,196	394,023	142,579	134,564
Professional and other outside services	274,712	280,142	97,843	90,386
Other expense	513,086	489,116	122,907	156,119

Total other expenses	3,084,445	2,563,944	1,048,315	850,453

Net income before income tax	549,187	112,686	278,079	10,226
Income tax	21,704	—	—	—

Net income	$527,483	$112,686	$278,079	$10,226

Basic earnings per share	$0.49	$0.11	$0.26	$0.01

Diluted earnings per share	$0.48	$0.11	$0.24	$0.01

Dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE		FOR THE
	NINE- MONTH		THREE-MONTH
	PERIOD ENDED		PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Net income	$527,483	$112,686	$278,079	$10,226

Other comprehensive income (loss) :
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period net of tax of $(140,613), $100,193, $(168,590) and $43,502 respectively	(249,979)	178,121	(299,717)	77,358
Reclassification adjustment for gains realized in net income, net of tax of $162, $84,188, $-0- and $84,020, respectively	(289)	(149,669)	—	(149,368)
Unrealized gains (losses) on cash flow hedges, net of tax of $(8,334), $-0-, $4,780 and $-0-, respectively	(14,815)	—	8,498	—

Other comprehensive income (loss)	(265,083)	28,452	(291,219)	(72,010)

Comprehensive income (loss)	$262,400	$141,138	$(13,140)	$(61,784)

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE
	NINE-MONTH
	PERIOD ENDED
	SEPTEMBER 30,

	2003	2002

Cash flows from operating activities:
Net income	$527,483	$112,686
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	329,748	159,055
Depreciation and amortization of premises and equipment	119,990	120,961
Gains on the sale of loans and leases	(487,371)	(302,341)
Gains on the sale of securities available for sale	(451)	(233,858)
Loss on sale of repossessed assets	22,429	—
Provision for loan losses	156,000	386,082
Increase in other assets	(154,568)	(358,962)
Increase in other liabilities	428,948	191,748

Net cash provided by operating activities	942,208	75,371
Cash flows from investing activities:
Purchase of bank-owned certificates of deposit	—	(1,293,000)
Maturities of investment securities available-for-sale	14,540,401	10,642,397
Maturities of investment securities held-to-maturity	2,911,956	—
Purchases of investment securities available-for-sale	(31,989,882)	(33,736,651)
Purchases of investment securities held-to-maturity	2,003,750)	—
Purchases of restricted equity securities	(552,500)	(550,000)
Proceeds from sales of investment securities available-for-sale	566,270	22,987,491
Proceeds from sale of loans and leases	5,717,978	4,314,892
Loans originated, net of principal repayments	(11,588,197)	(10,230,914)
Purchases of premises and equipment	(403,778)	(48,444)
Additions to other real estate owned	(144,212)	—
Proceeds from sale of repossessed assets	464,556	—

Net cash used in investing activities	(22,481,158)	(7,914,229)
Cash flows from financing activities:
Increase in securities sold under repurchase agreements	2,472,051	8,932
Sale of treasury stock	57,943	88,785
Exercise of stock options	375,000	—
Increase in other borrowings	11,490,500	11,000,000
Increase (decrease) in deposits	6,844,150	(3,611,037)

Net cash provided by financing activities	21,239,644	7,486,680

Net decrease in cash and cash equivalents	(299,306)	(352,178)
Cash and cash equivalents, beginning of period	2,016,910	5,935,536

Cash and cash equivalents, end of period	$1,717,604	$5,583,358

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Form 10-KSB.

     The consolidated financial statements include the account of the Company and its wholly owned subsidiary, Chattahoochee National Bank (the “Bank”), with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 – EARNINGS PER COMMON SHARE

     Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, which totaled 1,082,242 and 1,089,786 shares for the nine months and three months ended September 30, 2003, respectively. The average number of shares outstanding totaled 1,062,629 and 1,069,259 for the nine months and the three months ended September 30, 2002, respectively.

     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Nine Months Ended
	September 30,

	2003	2002

Basic Earnings Per Share:
Weighted average common shares outstanding	1,082,242	1,062,629

Net income	$527,483	$112,686

Basic earnings per share	$0.49	$0.11

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,082,242	1,062,629
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	13,298	—

Total weighted average common shares and common stock equivalents outstanding	1,095,540	1,062,629

Net income	$527,483	$112,686

Diluted earnings per share	$0.48	$0.11

	Three Months Ended
	September 30,

	2003	2002

Basic Earnings Per Share:
Weighted average common shares outstanding	1,089,786	1,069,259

Net income	$278,079	$10,226

Basic earnings per share	$0.26	$0.01

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,089,786	1,069,259
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	49,923	—

Total weighted average common shares and common stock equivalents outstanding	1,139,709	1,069,259

Net income	$278,079	$10,226

Diluted earnings per share	$0.24	$0.01

NOTE 3 — STOCK COMPENSATION PLANS

At September 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	FOR THE		FOR THE
	NINE-MONTH		THREE-MONTH
	PERIOD ENDED		PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Net income, as reported	$527,483	$112,686	$278,079	$10,226
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(54,201)	(4,720)	(51,263)	—

Pro forma net income	$473,282	$107,966	$226,816	$10,226

Earnings per share:
Basic – as reported	$0.49	$0.11	$0.26	$0.01

Basic – pro forma	$0.44	$0.10	$0.21	$0.01

Diluted – as reported	$0.48	$0.11	$0.24	$0.01

Diluted – pro forma	$0.43	$0.10	$0.20	$0.01

NOTE 4 – LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands (000):

	SEPTEMBER 30, 2003	DECEMBER 31, 2002

Commercial Loans	$27,099	$28,937
Real Estate — construction	49,575	27,644
Real Estate – mortgage	11,256	23,788
Leasing financing	1,518	2,922
Installment Loans	2,075	2,627

Total Loans	91,523	85,918
Less: Deferred loan fees and costs	177	152
Less: Allowance for loans and lease losses	977	918

Loans and leases receivable, net	$90,369	$84,848

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale and cash flow hedges is as follows:

		Cash Flow
	Securities	Hedges	Total

Beginning balance — January 1, 2003	$10,360	$(24,213)	$(13,853)
Current — period change	(250,268)	(14,815)	(265,083)

Ending balance — September 30, 2003	$(239,908)	$(39,028)	$(278,936)

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 7 — MERGER AGREEMENT WITH FIRST CAPITAL BANCORP, INC.

     On September 24, 2003, the Company and First Capital Bancorp, Inc., a bank holding company based in Norcross, Georgia, entered into an Agreement and Plan of Merger whereby First Capital will merge with and into the Company. First Capital’s shareholders will receive shares of Company common stock for each share of First Capital common stock they own, resulting in an expected issuance of approximately 2.8 million shares of Company common stock on a fully diluted basis. The merger is subject to various terms and conditions, including shareholder and regulatory approvals and is expected to close by the end of the second quarter of 2004. The merger will be accounted for as a purchase.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the “Company”) and its wholly-owned subsidiary, Chattahoochee National Bank (the “Bank”) in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards, (iv) changes in the legislative and regulatory environment, (v) the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts of terrorism, (vi) deposit levels, (vii) loan demand and collateral values, (viii) securities portfolio values and (ix) the failure of assumptions underlying the establishment of reserves for loan losses. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank’s non-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Furthermore, certain of the statements made in this Report relating to the expected merger of First Capital Bancorp, Inc. with the Company are forward-looking statements and are subject to such risks as the inability of the Company to raise the additional capital necessary to consummate the merger as may be required by applicable regulatory authorities. Many of the risks, warranties and factors discussed in this paragraph are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

     Total assets increased from $120,592,475 on December 31, 2002 to $142,523,467 on September 30, 2003, an increase of $21,930,992. This increase was due to an increase in loans of $5,521,150, an increase in $16,608,965 in securities available for sale, a decrease in securities held to maturity of $1,285,282, and an decrease of $273,039 in interest bearing deposits in banks. This growth was primarily funded by a $6,844,150 increase in total deposits, a $2,472,051 increase in securities sold under repurchase agreements and a $11,490,500 increase in other borrowings.

     The $6,844,150 increase in deposits came from an increase of $8,853,126 in time deposits of $100,000 or more, an increase of other time deposits of $215,266, an decrease of $1,656,698 in non interest-bearing demand deposits and a decrease of $573,357 in interest-bearing demand deposits. Most of the increase in deposits was brokered deposits, which the Bank believes are less expensive to obtain than competing for deposits in the highly competitive Metropolitan Atlanta market.

     On September 24, 2003, the Company and First Capital Bancorp, Inc., a bank holding company based in Norcross, Georgia, entered into an Agreement and Plan of Merger whereby First Capital will merge with and into the Company. Prior to the signing of the merger agreement, the Company entered into certain contracts with various data processing service providers to convert to another data processing system. Both First Capital and the Company are currently evaluating whether to convert to the new data processing system. As of October 31, 2003, the Company has capitalized approximately $317,000 of costs related to the conversion. If the Company decides not to convert to the new data processing system, these costs plus and additional estimated cost of $240,000 to cancel these contracts would be expensed in the period in which the decision is made.

Allowance for Loan Losses

     The allowance for loan losses as of September 30, 2003 was $977,458 compared to $918,250 as of December 31, 2002. The allowance for loan losses, as a percentage of total gross loans, for September 30, 2003 remained at 1.07%, the same level as of December 31, 2002. The provision during the third quarter of 2003 was the result of risks inherent in the loan portfolio. During the second and third quarters of 2003, a review of the Bank’s loan portfolio by an independent firm was conducted. The purpose of this review was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank’s Board of Directors and management, the Bank approved the firm’s report. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank’s loan portfolio. In addition to the independent reviews, the Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank’s Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank’s Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $1,717,604, representing 1.21% of total assets. Securities amounted to $45,317,339, representing 31.80% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The increase from $19,922,409 to $36,462,356 in available-for-sale securities represents the Bank attempting to fully leverage its capital and maximize the earning asset capacity using available credit lines. The Company’s deposit base and borrowing capabilities are additional sources of liquidity. For the nine-month period ended September 30, 2003, total deposits increased $6,844,150. Additionally, the Company has offered secure repurchase accounts to its customers that total $3,227,628. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

     During 2003, the Company reissued 8,219 shares of its common stock which were purchased by the Bank’s 401k Plan. Participants in the plan purchased the common stock for $57,943. Additionally, 37,500 stock options were exercised totaling $375,000.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards that banks are required to maintain.

     The table below illustrates the Company’s regulatory capital ratios at the date indicated:

		MINIMUM
		REGULATORY
	SEPTEMBER 30, 2003	REQUIREMENT

Tier 1 Capital	10.05%	4.0%
Tier 2 Capital	0.91	—

Total risk-based capital ratio	10.96%	8.0%

Leverage ratio	7.73%	3.0%

     As described above, on September 24, 2003, the Company and First Capital Bancorp, Inc. entered into an Agreement and Plan of Merger whereby First Capital will merge with and into the Company. Under the Merger Agreement, First Capital’s shareholders will receive shares of Company common stock for each share of First Capital common stock they own, resulting in an expected issuance of approximately 2.8 million shares of Company common stock on a fully diluted basis. The merger will be accounted for as a purchase. The merger cannot be completed unless both companies obtain the approval of applicable bank regulatory authorities, including the Federal Reserve. Based on preliminary discussions with the Federal Reserve and management’s expectations regarding growth of the combined company following the merger, management believes that the Company will need to enhance its capital position prior to receiving the regulatory approvals necessary to complete the merger. In order to enhance its capital, the Company expects to commence a stock offering to First Capital and Company shareholders on a pro rata basis during the first quarter of 2004. The merger is expected to close by the end of the second quarter of 2004.

     Other than the pending merger, management is not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in the Company’s liquidity increasing or increasing in any material way.

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2003

     Net income for the nine-month period ended September 30, 2003 amounted to $527,483, or $0.49 basic earnings per share and $0.48 diluted earnings per share compared to net income of $112,686 or $0.11 basic and diluted earnings per share for the same nine-month period in 2002. The following is a brief discussion of the more significant components of net income during this period:

a.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

September 30, 2003

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Interest-bearing deposits in banks	$2,395,496	$22,384	1.25%
Securities	32,026,991	702,976	2.93%
Loans	87,741,939	4,396,199	6.68%

Total	$122,164,426	$5,121,559	5.59%

Deposits	$79,780,434	$1,801,391	3.01%
Securities sold under repurchase agreements	1,478,598	11,459	1.03%
Other borrowings	23,519,361	529,086	3.00%

Total	$104,778,393	$2,341,936	2.98%

Net interest income		$2,779,623	2.61%

Net yield on earning assets			3.03%

September 30, 2002

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Interest-bearing deposits in banks	$6,993,376	$90,523	1.73%
Securities	27,929,446	1,051,270	5.02%
Loans	63,659,181	3,652,346	7.65%

Total	$98,582,003	$4,794,139	6.48%

Deposits	$71,232,574	$2,213,363	4.14%
Securities sold under repurchase agreements	968,998	12,445	1.71%
Other borrowings	11,221,531	368,825	4.38%

Total	$83,423,103	$2,594,633	4.15%

Net interest income		$2,199,506	2.33%

Net yield on earning assets			2.97%

b.	Total other income for the nine-month period ended September 30, 2003 amounted to $1,010,009 compared to $863,206 for 2002. On an annualized basis, this represents 0.94% of total assets compared to 1.03% of total assets for the same period in 2002. The Bank sold loans totaling $5,717,978 without recourse compared with $4,314,892 in 2002. The profit from these sales was $487,371 or 48.25% of total other income compared with $302,341 and 35.03% for 2002. The service charge on deposit accounts is relatively low, at $38,286 or

3.79% of total other income compared with $45,248 or 5.24% for 2002. Most of the Bank’s deposit customers maintain balances at levels that prevent service charges. Additionally, available-for-sale securities were sold for a net gain of $451 compared with $233,857 for the same period in 2002. Of the $483,901 miscellaneous other income or 47.91% of total other income, $280,309 or 57.93% of miscellaneous other income consists of mortgage origination and fee income from mortgage loans, which are not added to the Bank’s loan portfolio. For 2002, of the $281,760 of miscellaneous other income or 32.64% of total other income, $169,663 or 60.22% related to mortgage origination activity. An additional $120,590, or 24.92% of miscellaneous other income, consisted of income from Bank owned life insurance. In 2002, $103,129 or 36.60% of miscellaneous other income came from Bank owned life insurance.

c.	Operating expenses for the nine-month period ended September 30, 2003 amounted to $3,084,445 compared to $2,563,944 for 2002, the largest expense being related to salaries and employee benefits and professional and outside services. The largest component of the increase resulted from additional bonus incentive accruals and incentives paid to employees who achieved production goals. Accruals for officer and director pension plans increased from $5,176 in 2002 to $117,952 in 2003. Bonus accruals increased from $45,000 in 2002 to $157,500 in 2003. Incentives increased from $204,271 in 2002 to $236,452 in 2003. In addition, operating expenses increased as a result of loan servicing, deposit servicing and general overhead that routinely occurs in a growing financial institution. On an annualized basis, operating expenses represent 2.89% of total assets in 2003 compared to 3.04% in 2002.

d.	The Company has recorded $21,704 for income taxes during the first nine months of 2003 compared with no provision for income taxes during the same period of 2002.

Three-Month Period Ended September 30, 2003

     Net income for the three-month period ended September 30, 2003 amounted to $278,079, or $0.26 basic earnings per share and $0.24 diluted earnings per share compared to $10,226, or $0.01 basic and diluted earnings per share for the same three-month period ended September 30, 2002. The following is a brief discussion of the more significant components of net income during this period:

a.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

September 30, 2003

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Interest-bearing deposits in banks	$1,627,368	$4,431	1.09%
Securities	42,332,197	308,641	2.92%
Loans	89,362,437	1,517,651	6.79%

Total	$133,322,002	$1,830,723	5.49%

Deposits	$83,347,264	$590,414	2.83%
Securities sold under repurchase agreements	1,552,276	2,792	0.72%
Other borrowings	30,259,476	194,563	2.57%

Total	$115,159,016	$787,769	2.74%

Net interest income		$1,042,954	2.75%

Net yield on earning assets			3.13%

September 30, 2002

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Interest-bearing deposits in banks	$9,952,243	$43,601	1.75%
Securities	28,153,362	312,985	4.45%
Loans	63,043,542	1,229,799	7.80%

Total	$101,149,147	$1,586,385	6.27%

Deposits	$73,223,458	$725,019	3.96%
Securities sold under repurchase agreements	1,054,294	4,177	1.58%
Other borrowings	12,984,949	141,899	4.37%

Total	$87,262,701	$871,095	3.99%

Net interest income		$715,290	2.28%

Net yield on earning assets			2.83%

b.	Total other income for three-month period ended September 30, 2003 amounted to $312,540 compared with $447,389 for 2002. On an annualized basis, this represents 0.88% of total assets compared with 1.59% for 2002. The Bank sold loans and leases totaling $1,003,750 without recourse in 2003 compared to $1,437,410 in 2002. The profit in 2003 from these sales was $75,577 or 24.18% of total other income compared with $86,391 or 19.31% for 2002. The service charge on deposit accounts was $11,636 or 3.72% of total other income compared with $14,357 or 3.21% for 2002. Most of our deposit customers maintain balances at levels that prevent service charges. Miscellaneous other income was $225,327 or 72.10% of total other income compared to $113,253 or 25.31% of total other income for 2002. We received a one-time commercial third party loan origination fee for $94,050, which is 41.74% of miscellaneous other income. We received no such fee income in the same period of 2002. The remainder of miscellaneous other income is related to mortgage origination activities and income from bank owned life insurance.

c.	Operating expenses for the three-month period ended September 30, 2003 amounted to $1,048,315 compared to $850,453 in 2002, with the largest expense being related to salaries and employee benefits and professional and outside services. Accruals for officer and director pension plans increased from $1,725 in 2002 to $47,119 in 2003. Bonus accruals increased from $15,000 in 2002 to $52,500 in 2003. In addition, operating expenses increased as a result of loan servicing, deposit servicing and general overhead that routinely occurs in a growing financial institution. On an annualized basis during the respective quarters, operating expenses represent 2.94% of total assets in 2003 compared with 3.03% of total assets in 2002.

PART II. OTHER INFORMATION

Item 3. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in 13a-15e and 15d-15e under the Securities and Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description

10.1	Third Amendment to Employment Agreement by and among CNB Holdings, Inc., Chattahoochee National Bank and H. N. Padget, Jr., dated September 16, 2003.

10.2	Second Amendment to Employment Agreement by and among CNB Holdings, Inc., Chattahoochee National Bank and Steven G. Deaton, dated September 16, 2003.

10.3	First Amendment to Employment Agreement by and among CNB Holdings, Inc., Chattahoochee National Bank and Danny F. Dukes, dated September 18, 2003.

31.1	Certification by H.N. Padget, Jr., President and Chief Executive Officer of CNB Holdings, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (15 U.S.C. 7241) (Rule 13a-14(a) Certification)

31.2	Certification by Danny F. Dukes, Chief Financial Officer of CNB Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241) (Rule 13a-14(a) Certification)

32.1	Certification by H.N. Padget, Jr., President and Chief Executive Officer of CNB Holdings, Inc. and Danny F. Dukes, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), (Section 1350 Certification).

(b)	Reports on Form 8-K

On September 26, 2003, the Company filed a report on Form 8-K, under Items 5 and 7, a press release regarding its proposed merger with First Capital Bancorp, Inc.

In addition, on October 23, 2003, the Company filed a report on Form 8-K which furnished (not filed), under Items 7 and 12, a press release regarding the results of the Company’s operations during the third quarter of 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	By:	/s/ H. N. Padget, Jr. H. N. Padget, Jr., President and Chief Executive Officer (principal executive officer)

Date: November 12, 2003	By:	/s/ Danny F. Dukes Danny F. Dukes, Senior Vice President, Chief Financial Officer (principal financial and accounting officer)