Form 10KSB
period 2003-12-31
CNB HOLDINGS INC /GA/
filed 2004-03-30
CIK 1058973

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $1.00 par value per share

       Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

       The issuer’s revenues for its most recent fiscal year were $8,307,659.

       The aggregate market value of the common stock held by non-affiliates of the issuer (727,485 shares) on March 26, 2004 was approximately $11,567,011. For the purpose of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be “affiliates” of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

       As of March 26, 2004, there were 1,132,887 shares of the issuer’s common stock outstanding.

       Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the “Company”) and its wholly-owned subsidiary, Chattahoochee National Bank (the “Bank”) in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards, (iv) changes in the legislative and regulatory environment and (v) the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank’s net interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next three months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

     At December 31, 2003, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

     The Company’s executive office is located at the Bank’s main office, 7855 North Point Parkway, Suite 200, Alpharetta, Georgia, and its telephone number at such location is (770) 650-8262. See “Item 2. Description of Properties.”

Proposed Merger with First Capital Bancorp, Inc.

     On September 24, 2003, the Company entered into a merger agreement with First Capital Bancorp, Inc. (“First Capital”), for a proposed merger of equals, whereby First Capital will merge with and into the Company. The Company will be the surviving company after the merger. The merger will combine the Company’s and First Capital’s businesses under a single holding company named CNB Holdings, Inc. As a result of the merger, the Company will own First Capital’s state bank subsidiary, First Capital Bank. In addition to the bank, First Capital’s other subsidiary, Capital Financial Software, LLC also will become a wholly owned subsidiary of the Company after the merger. The Company also will assume First Capital’s obligations under the First Capital Statutory Trust I, which was created in connection with First Capital’s issuance of trust preferred securities.

     After the merger, our combined company will provide a full line of commercial and consumer services and products and will operate three bank offices located in Fulton and Gwinnett Counties. Completion of the merger is subject to approval by the shareholders of both the Company and First Capital and satisfaction of all conditions included in approvals from applicable regulatory authorities.

Business of the Bank

     The Bank was organized in 1998 as a national bank to conduct a commercial banking business from Alpharetta, Georgia. The Bank’s primary federal regulator is the Office of the Comptroller of the Currency (“OCC”) and the Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations on July 27, 1998. The Bank was formed to meet the banking needs of individuals and small-to medium-sized businesses. In March 2000, the Bank opened its second location at 3625 Brookside Parkway in Alpharetta. The new location is on the ground floor of a five story building in a large commercial office park, which management believes is a prime location for the Bank’s target commercial customers.

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

     Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus or 25% of the unimpaired capital and surplus if the excess over 15% is within the guidelines set forth in 12 U.S.C. Section 84 as an exception to the 15% limit. At December 31, 2003, the Bank’s lending limit was $1,795,000 for loans not fully secured plus an additional $1,164,000 (or an aggregate of approximately $2,959,000) for loans, which meet the 12 U.S.C. Section 84 guidelines. These limits will increase or decrease as the Bank’s capital increases or decreases as a result of the Bank’s earnings or losses, among other reasons. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months, in many cases bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit generally is the same as applied by the Bank when making a first mortgage loan, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank’s borrowers. Borrower creditworthiness is affected by general economic conditions, including unemployment rates, interest rates, consumer bankruptcy rates and levels of consumer spending. The principal competitors for consumer loans are other banks in the north Fulton County area.

     Real Estate Loans. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans in and around the Bank’s primary service area (“PSA”). These loans include certain commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with real estate loans, is the creditworthiness of the Bank’s borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank competes for real estate loans with a number of bank competitors which are well established in the PSA. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may charge lower interest rates to attract borrowers.

     The Bank also originates mortgage loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

     Commercial Loans and Leases. Loans for commercial purposes in various lines of businesses are one of the primary components of the Bank’s loan portfolio. The terms of such loans vary by their purpose and underlying collateral (if any). Equipment loans and leases are typically made for a term of five years or less at fixed or variable rates, with the loan or lease fully amortized over the term and secured by the financed equipment. Typically, equipment loans and leases have a loan-to-value ratio of 80% or less and a lease-to-value ratio of 92% or less. Leases have terms not to exceed 36 months and are mostly for heavy equipment used in construction and road building. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases, principal is typically due at maturity. In addition, the Bank also makes Small Business Administration Loans (SBA) loans of which 70% to 85% are guaranteed by the SBA and sold in the secondary market. The Bank retains the unguaranteed portion of these loans in its portfolio. These loans are secured similar to the commercial loans described above, including personal guarantees by the borrowers. The principal economic risk associated with each category of the Bank’s loans, including commercial loans, is the creditworthiness of the Bank’s borrowers, which in turn is affected by general economic conditions and the strength of the services and retail market segments. In addition, the quality of the borrower’s management and its ability to properly evaluate changes in the supply and demand characteristics affecting its respective markets for products and services and to effectively respond to such changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The more established banks in the PSA make proportionately more loans to medium-to-large sized businesses than the Bank. Many of the Bank’s commercial loans are made to small-to-medium-sized businesses who may be less able to withstand competitive, economic and financial conditions than larger borrowers.

     Other Banking Services. Other bank services include cash management services, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by the Bank’s customers throughout Georgia and other states. The Bank also offers MasterCard and VISA credit card services through The Banker’s Bank, Atlanta, Georgia, as an agent for the Bank. In addition, the Bank offers Internet banking and corporate cash management services.

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

     At December 31, 2003, the Bank had no customers with aggregate deposits equal to or greater than $9,583,000, which equates to 10% of the Bank’s total deposits.

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

     Correspondent Banking. Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. The Bank has a correspondent relationship with several banks, including The Banker’s Bank, Atlanta, Georgia, Synovus Financial Corporation, Columbus, Georgia and the Federal Home Loan Bank of Atlanta. At December 31, 2003, the Bank had outstanding participations with its correspondent banks of approximately $20,966,637, which included $10,899,367 participations purchased and $10,067,270 participations sold.

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

     Economic and Demographic Factors. The PSA represents a diverse suburban market made up of older home communities, new golf club communities, municipal facilities, two major shopping malls, numerous dining amenities, growing public and private schools, headquarter locations of major national and international companies and numerous small businesses. The cities of Alpharetta and Roswell are the key economic focal points of the PSA

     The strength of the economy in north Fulton County relies on its large, diversified small business community. Another significant economic factor of the PSA is the shopping and retail establishments located at North Point Mall. The one mile stretch of land located east of Georgia Highway 400 between Mansell Road and Haynes Bridge Road represents one of the largest commercial retail shopping areas in Georgia. Its major focal point is North Point Mall, which is anchored by six major department stores and 180 specialty shops. The Bank is located at the southern entrance of this retail/commercial area.

     Employees. The Bank has 28 full-time employees. The Company does not have any employees who are not also employees of the Bank.

     Competition. The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Metropolitan Atlanta area. As of December 31, 2003, the north Fulton County area was served by 23 commercial banks with a total of 89 offices. A number of these competitors are well established in the PSA. Most of them have substantially greater resources and lending limits than the Bank and other certain services, such as extensive and established branch networks and trust services, that the Bank does not provide.

     The regional bank holding companies represented in the PSA are: Bank of America Corporation, SunTrust Banks, SouthTrust Corporation, Regions Financial Corporation, Citizens Bancshares Corporation, Colonial BancGroup, Washington Mutual, National Commerce Financial Corporation, Royal Bank of Canada, Wachovia Corporation, Synovus Financial Corporation, United Community Banks and Branch Banking and Trust. The larger regional banks’ presence in the PSA is through branch offices, with many of the customer service functions, as well as authority for loan approval, being located outside of the PSA. There are several community banks and three de novo banks located in the PSA

     Monetary Policies. The results of operations of the Company and the Bank are significantly affected by the credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

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

     Under the BHCA, the Company has generally been prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act has added additional financial related activities that may be conducted by a bank holding company that qualifies as a financial holding company. See “ — Gramm-Leach-Bliley Act” below.

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

     Branching and Geographic Expansion. The Georgia Code presently permits the establishment of branches by a state or national bank located in Georgia with certain limitations. While banks may establish branches in any county in Georgia, under the Georgia Code, it is unlawful without the prior approval of the DBF (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful for any bank holding company to acquire direct or indirect ownership or control of more than 5% percent of the voting shares of any bank unless such bank has been in existence and continuously operating or incorporated as a bank for a period of three years or more prior to the date of application to the DBF for approval of such acquisition. In addition, in any such acquisition by an existing bank holding company, the initial banking subsidiary of such bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

     The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the “Interstate Banking Act”), repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states. States have the ability either to “opt in” and allow interstate branching or “opt out” and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching. As a result of these provisions, banking organizations in other states, most significantly North Carolina, Florida and Alabama, have entered the Georgia market through acquisitions of Georgia institutions. Those acquisitions are subject to federal and Georgia approval as described above. The Georgia legislation also provides that an out-of-state bank may not enter the State of Georgia through a de novo branch, nor may it enter through the acquisition of less than substantially all of the assets of an existing bank.

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

     Georgia Fair Lending Act. The Georgia Fair Lending Act (“GFLA”) imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to “high cost home loans,” as defined by GFLA. We have implemented procedures to comply with all GFLA requirements.

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

     In 2000, the Bank opened a second location. This additional banking facility is located at the Bank’s leased facilities, 3625 Brookside Parkway, Suite 100, Alpharetta, Georgia, in Fulton County. The site is also East of Georgia Highway 400, East of North Point Parkway and South of Old Milton Parkway. The building is a five-story structure that houses 125,000 square feet of space leased by small- to medium-sized businesses. The Bank occupies 7,600 square feet of front, ground floor office space clearly visible to all visitors and tenants. The building houses the Bank’s commercial lending and commercial leasing operations. The facility has two teller stations and a vault.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     A. Market Information.

     The Common Stock of the Company began trading on the OTC Bulletin Board (the “OTC BB”) under the symbol “CHGD.OB” on June 10, 1998. The market for the Company’s Common Stock must be characterized as a limited market due to its relatively low trading volume and little analyst coverage. The following table sets forth, for the periods indicated, the quarterly high and low bid price of the Common Stock of the Company reported by the OTC BB. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Fiscal Year Ended December 31, 2003
	Bid
	High	Low
First Quarter	$9.55	$8.35
Second Quarter	$13.00	$9.00
Third Quarter	$14.65	$10.50
Fourth Quarter	$17.50	$14.55

	Fiscal Year Ended December 31, 2003
	Bid
	High	Low
First Quarter	$9.00	$8.65
Second Quarter	$10.40	$8.90
Third Quarter	$9.63	$8.55
Fourth Quarter	$9.44	$8.76

     B. Holders of Common Stock.

     As of March 26, 2004, there were 37 record holders of the Common Stock of the Company. This number is exclusive of beneficial owners whose Company Common Stock is held in street name.

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

Equity Compensation Plan Information

     The following table gives information about shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)
Equity compensation plans approved by security holders	262,500	$9.62	—
Equity compensation plans not approved by security holders	—	—	—

Total	262,500	$9.62	—

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with information provided in the Company’s consolidated financial statements and accompanying footnotes. Unless otherwise noted, the discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Proposed Merger with First Capital Bancorp. Inc.

     On September 24, 2003, the Company entered into a merger agreement with First Capital Bancorp, Inc. (“First Capital”), for a proposed merger of equals, whereby First Capital will merge with and into the Company. The Company will be the surviving company after the merger. The merger will combine the Company’s and First Capital’s businesses under a single holding company named CNB Holdings, Inc. As a result of the merger, the Company will own First Capital’s state bank subsidiary, First Capital Bank. In addition to the bank, First Capital’s other subsidiary, Capital Financial Software, LLC also will become a wholly owned subsidiary of the Company after the merger. The Company also will assume First Capital’s obligations under the First Capital Statutory Trust I, which was created in connection with Firth Capital’s issuance of trust preferred securities.

     After the merger, our combined company will provide a full line of commercial and consumer services and products and will operate three bank offices located in Fulton and Gwinnett Counties. Completion of the merger is subject to approval by the shareholders of both the Company and First Capital and satisfaction of all conditions included in approvals from applicable regulatory authorities. As set forth in the Federal Reserve’s preliminary approval letter dated February 23, 2004, at the consummation of the merger, the combined company and each of its subsidiary banks must be well capitalized. In order to enhance our capital position, the Company has commenced a stock offering to First Capital and CNB shareholders on a pro rata basis in which a minimum of $9 million and a maximum of $15 million of shares of the Company’'s common stock will be sold for $12.00 per share.

Results of Operations

     General. The year 2003 was a year of growth for the Company and the Bank. As the results discussed below indicate, during 2003, the Bank continued to grow and build its balance sheet and income statement in a prudent manner. Accordingly, as the Bank enters 2004, management believes the Bank is well positioned to grow and capitalize on market opportunities.

     At December 31, 2003, total assets had increased 18.63% from total assets at December 31,2002, to $143.1 million and total deposits increased 13.1% to $95.8 million. Total loans had grown 9.4% from total loans at December 31, 2002, to $93.8 million, which created a loan to deposit ratio of approximately 97.9%. Other borrowings, primarily with the Federal Home Loan Bank of Atlanta, increased 34.0% to $33.0 million and funded 37.6% of total growth during 2003. At December 31, 2002, total assets were $120.6 million, total deposits were $84.7 million, other borrowings were $24.6 million and total loans were $85.8 million. The loan to deposit ratio was 101.2%.

     Net Interest Income. The Company’s results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since market forces and economic conditions beyond the control of the Company effect interest rates, the ability to generate net interest income is primarily dependent upon the Company’s ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

     Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the fiscal years ended 2003 and 2002.

	December 31, 2003
	In thousands (000), except percentages
		Interest
	Average	Income	Yield/
	Balance	/Expense	Cost
Interest-bearing deposits in banks	$803	$13	1.62%
Federal Funds Sold	861	13	1.51%
Taxable securities	35,075	1,131	3.22%
Loans	89,085	5,992	6.73%

Total earning assets	$125,824	$7,149	5.68%

Interest-bearing deposits	$80,580	$2,371	2.94%
Securities sold under repurchase agreements and other borrowings	27,751	763	2.75%

Total interest-bearing liabilities	$108,331	$3,134	2.89%

Net yield on earning assets			3.19%

Net interest spread			2.79%

	December 31, 2002
	In thousands (000), except percentages
		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost
Interest-bearing deposits in banks	$2,940	$55	1.87%
Federal Funds Sold	2,775	47	1.67%
Taxable securities	29,635	1,337	4.51%
Loans	68,443	5,026	7.34%

Total earning assets	$103,793	$6,465	6.23%

Interest-bearing deposits	$71,535	$2,887	4.04%
Securities sold under repurchase agreements and other borrowings	15,781	603	3.82%

Total interest-bearing liabilities	$87,316	$3,490	4.00%

Net yield on earning assets			2.87%

Net interest spread			2.23%

     As reflected above, average yield on earning assets was 5.68% for 2003 compared to 6.23% for 2002. The average cost of funds was 2.89% for 2003 compared to 4.00% for 2002. The net interest yield for the year ended December 31, 2003 was 3.19% compared to 2.87% for year ended December 31, 2002. During 2003, the increase in our net yield on earning assets occurred because of drops in the prime lending rate during 2001, 2002 and 2003. These decreased rates affected our earning asset yields immediately. However, the maturities and repricing opportunities for our certificates of deposit came more frequently than the repricing of our earning assets. Thus, this repricing of deposits increased our average yield on earning assets.

     Total Other Income. Total other income for the fiscal year ended December 31, 2003 was $1,159,044 compared to $1,166,209 for the fiscal year ended December 31, 2002. Total other income consists of non-interest income such as service charges on deposit accounts, mortgage origination fees, and gains on the sale of loans and securities. There were minimal sales of securities resulting in a gain of $451 in 2003 compared to a gain of $233,857 in 2002. During June 2002 and the fourth quarter of 2002, we sold many securities to shorten the weighted average life of our portfolio, increase cash flows for anticipated increased loan volumes and convert our fixed rate mortgage securities into variable rate mortgage securities in anticipation of higher rates over the next three years. Low mortgage rates continued throughout 2003 and resulted in increased mortgage origination activity, as mortgage origination fee income increased in 2003 by $63,178. Small Business Administration (“SBA”) loan origination activity increased in 2003, resulting in increased gains recognized on the sale of loans in 2003 of $160,659. In 2002, the SBA issued a moratorium of $500,000 on all new originations in the fourth quarter. The moratorium prevented us from closing several loans during that period. This moratorium was removed in the first quarter of 2003. Total other income for the years ended December 31, 2003 and December 31, 2002, represented 0.92% and 1.12% of average total earning assets respectively.

     Other Expenses. Other expenses or non-interest expense for the fiscal year ended December 31, 2003 was $4,195,184 compared to $3,471,542 for the fiscal year ended December 31, 2002. This increase was primarily the result of increases in salaries and benefits. As a percentage of total average assets, non-interest expense amounted to 3.18% in 2003 compared to 2.86% in 2002. The increase in salaries and benefits was largely due to normal annual increases in salaries, increases in the cost of benefits, higher-than-expected mortgage and SBA incentives due to record mortgage volumes and increase in bonus incentives due to record earnings. The increase in legal and professional fees was primarily due to more problem loan workouts during 2003.

	2003	2002
Salaries and benefits	$2,430,091	$1,873,501
Equipment and occupancy expense	545,501	532,392
Legal and professional	272,181	209,635
Data processing	158,750	139,892
Printing and supplies	61,523	65,173
Postage and courier	78,785	80,755
Telephone	70,090	73,275
Advertising	48,193	48,421
Marketing	23,329	34,551
Insurance-directors and officers	23,155	19,492
Directors fees	112,250	—
Other operating expenses	371,336	394,455

Total non-interest expense	$4,195,184	$3,471,542

     Allowance for Loan Losses. During 2003, allowance for loan losses increased by $86,208. In 2003, the Bank charged off loans totaling $96,792 compared with $380,850 in 2002. The allowance for loan losses as a percentage of gross loans was 1.07% as of December 31, 2003 as compared to 1.07% as of December 31, 2002. Our percentage of loans secured by cash or cash equivalent collateral, government guarantees and owner occupied real estate also increased from 33% as of December 31, 2002, to 38% as of December 31, 2003. These types of loans typically have less credit risk. As of December 31, 2003, management considers the allowance for loan losses to be adequate to absorb known risks in the loan portfolio. During 2003, two reviews of the Bank’s loan portfolio by an independent firm were conducted. The purpose of these reviews was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The reviews included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank’s Board of Directors and management, the Bank approved the firm’s report. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The following tables present an analysis of the net interest earnings of the Bank for the fiscal years ended 2003 and 2002 with respect to each major category of interest-earning asset and each major category of interest-bearing liability.

	December 31, 2003
	In thousands (000), except percentages
	Average	Interest	Average
Assets	Amount	Earned	Yield
Interest bearing deposits in banks	$803	$13	1.62%
Federal funds sold	861	13	1.51%
Taxable securities	35,075	1,131	3.22%
Loans	89,085 (1)	5,992 (2)	6.73%

Total earning assets	$125,824	$7,149	5.68%

	Average	Interest	Average
Liabilities	Amount	Expense	Cost
NOW and money market deposits	$12,438	$111	0.89%
Savings deposits	99	1	1.00%
Time deposits	68,043	2,259	3.32%
Securities sold under repurchase agreements and other borrowings	27,751	763	2.75%

Total interest-bearing liabilities	$108,331	$3,134	2.89%

Net yield on earning assets			3.19%

Net interest spread			2.79%

(1)	Included in the average balance of net loans for 2003 are non-accrual loans totaling $869,069.

(2)	Interest earned on net loans includes loan fees and loan service fees of $408,466 in 2003.

	December 31, 2002
	In thousands (000), except percentages
	Average	Interest	Average
Assets	Amount	Earned	Yield
Interest bearing deposits in banks	$2,940	$55	1.87%
Federal funds sold	2,775	47	1.67%
Taxable securities	29,635	1,337	4.51%
Loans	68,443 (1)	5,026 (2)	7.34%

Total earning assets	$103,793	$6,465	6.23%

	Average	Interest	Average
Liabilities	Amount	Expense	Cost
NOW and money market deposits	$15,685	$312	1.99%
Savings deposits	102	2	1.96%
Time deposits	55,748	2,573	4.61%
Securities sold under repurchase agreements and other borrowings	15,781	603	3.82%

Total interest-bearing liabilities	$87,316	$3,490	4.00%

Net yield on earning assets			2.87%

Net interest spread			2.23%

(1)	Included in the average balance of net loans for 2002 are non-accrual loans totaling $493,354.

(2)	Interest earned on net loans includes loan fees and loan service fees of $420,241 in 2002.

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

	Year Ended December 31,
	2003 vs. 2002
	(Dollars in thousands)
	Changes Due To:
			Increase
	Rate	Volume	(Decrease)
Increase (decrease) in:
Income from interest-earning assets:
Federal funds and deposits in banks	$(11)	$(65)	$(76)
Taxable securities	(424)	218	(206)
Loans	(450)	1,416	966

Total interest income	(885)	1,569	684

Expense from interest-bearing liabilities:
NOW and money market deposits	(146)	(55)	(201)
Savings deposits	(1)	—	(1)
Time deposits	(811)	497	(314)
Other borrowings	(204)	364	160

Total interest expense	(1,162)	806	(356)

Net interest income	$277	$763	$1,040

     Deposits. The following table presents, for the fiscal years ended 2003 and 2002, the average amount of and average rate paid on each of the described deposit categories.

	December 31, 2003
	In thousands (000), except percentages
Deposit Category	Average Amount	Average Rate Paid
Non interest-bearing demand deposits	$11,603	—
NOW and money market deposits	12,438	0.89%
Savings deposits	99	1.00%
Time deposits	68,043	3.32%

	December 31, 2002
	In thousands (000), except percentages
Deposit Category	Average Amount	Average Rate Paid
Non interest-bearing demand deposits	$10,458	—
NOW and money market deposits	15,685	1.99%
Savings deposits	102	1.96%
Time deposits	55,748	4.61%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and the respective maturities at December 31, 2003:

Time
Certificates of Deposits
In thousands (000)
3 months or less	$6,174
3-6 months	4,467
6-12 months	8,954
Over 12 months	12,376

Total	$31,971

     At December 31, 2003, the Bank had no deposit relationships that represented concentrations in excess of 10% of deposits.

Financial Condition

     The following is a presentation of the average consolidated balance sheet of the Company for the fiscal years ended 2003 and 2002 respectively. This presentation includes all major categories of interest earning assets and interest and interest bearing liabilities.

AVERAGE CONSOLIDATED ASSETS
In thousands (000)

	December 31,
	2003	2002
Interest-bearing deposits in banks	$803	$2,940
Federal funds sold	861	2,775
Taxable securities	35,075	29,635
Net loans	88,818	67,694

Total earning assets	$125,557	$103,044
Other assets	6,269	5,198

Total assets	$131,826	$108,242

AVERAGE CONSOLIDATED LIABILITIES AND
STOCKHOLDERS’ EQUITY
In thousands (000)

	December 31,
	2003	2002
Non interest-bearing deposits	$11,603	$10,458
NOW and money market deposits	12,438	15,685
Savings deposits	99	102
Time deposits	68,043	55,748
Securities sold under repurchase agreements and other borrowings	27,751	15,781
Other liabilities	2,334	1,696

Total liabilities	$122,268	$99,470
Stockholders’ equity	9,558	8,772

Total liabilities and stockholders’ equity	$131,826	$108,242

     Loan Portfolio. The following table presents various categories of loans contained in the Bank’s loan portfolio for the fiscal years ended December 31, 2003 and 2002, and the total amount of all loans for such periods.

	December 31,
	In thousands (000)
Type of Loan	2003	2002
Commercial loans	$29,552	$28,937
Real estate – construction	8,888	27,644
Real estate – mortgage	53,599	23,788
Lease financing	1,206	2,922
Installment and other loans to individuals	723	2,627

Subtotal	93,968	85,918
Less: Deferred loan fees and costs	176	152
Less: Allowance for possible loan losses	1,004	918

Total (net of allowance)	$92,788	$84,848

     The following is a presentation of an analysis of maturities of loans as of December 31, 2003:

	In thousands (000)
		Due after
	Due in 1	1 Year
	Year or	Less than	Due after
Type of Loan	Less	5 Years	5 Years	Totals
Commercial loans	$8,066	$14,327	$7,159	$29,552
Real estate – construction	2,426	4,309	2,153	8,888
Real estate – mortgage	14,629	25,986	12,984	53,599
Installment and other loans to individuals	197	351	175	723
Lease financing	797	409	—	1,206

Total	$26,115	$45,382	$22,471	$93,968

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2003:

	In thousands (000)
		Due after 1
	Due in 1	Year Less
	Year or	than 5	Due after
Interest Category	Less	Years	5 Years	Totals
Predetermined interest rate	$6,420	$20,499	$5,542	$32,461
Floating interest rate	61,507	—	—	61,507

Total	$67,927	$20,499	$5,542	$93,968

     Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2003 and 2002 is as follows:

	(Dollars in Thousands)
	December 31,
	2003	2002
Nonaccrual loans	$869	$493
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	240
Restructured Loans	2	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	72
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	20	28
Interest income that was recorded on nonaccrual and restructured loans	0	0

     As of December 31, 2003, there were no loans classified for regulatory purposes as doubtful, $1,399,738 as substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

Analysis of the Allowance for Loan Losses

December 31, 2003
Balance at beginning of period	$918,250

Charge-offs:
Commercial loans	5,324
Real estate – construction	0
Real estate – mortgage	0
Installment and other loans to individuals	0
Lease financing	91,468

Total	96,792
Recoveries
Commercial loans	0
Real estate – construction	0
Real estate – mortgage	0
Installment and other loans to individuals	0
Lease financing	0

Total	0

Net charge-offs	96,792
Additions charged to operations	183,000

Balance at end of period	$1,004,458

Ratio of net charge-offs during the period to average loans outstanding during the period	.11%

Analysis of the Allowance Loan Losses

December 31, 2002
Balance at beginning of period	$708,918

Charge-offs:
Commercial loans	13,179
Real estate – construction	0
Real estate – mortgage	0
Installment and other loans to individuals	0
Lease financing	367,671

Total	380,850
Recoveries
Commercial loans	0
Real estate – construction	0
Real estate – mortgage	0
Installment and other loans to individuals	0
Lease financing	20,000

Total	20,000

Net charge-offs	360,850
Additions charged to operations	570,182

Balance at end of period	$918,250

Ratio of net charge-offs during the period to average loans outstanding during the period	.53%

     At December 31, 2003, the allowance for loan losses was allocated as follows:

		Percent of
		loans in each
		category to
	Amount	total loans
Commercial loans	$315,892	31%
Real estate - construction	95,008	10%
Real estate - mortgage	572,939	57%
Installment and other loans to individuals	7,728	1%
Lease financing	12,891	1%
Unallocated	0	0%

Total	$1,004,458	100%

     At December 31, 2002, the allowance for loan losses was allocated as follows:

		Percent of
		loans in each
		category to
	Amount	total loans
Commercial loans	$225,326	34%
Real estate – construction	212,071	32%
Real estate – mortgage	185,563	28%
Installment and other loans to individuals	39,764	3%
Lease financing	255,526	3%
Unallocated	0	0%

Total	$918,250	100%

     Loan Loss Reserve. In considering the adequacy of the Bank’s allowance for loan losses, management has focused on the fact that as of December 31, 2003, 10% of outstanding loans are in the category of real estate construction loans. Because of the risk of a real estate recession, real estate construction loans are generally considered by management as having greater risk per loan than other categories of loans in the Bank’s loan portfolio. However, the majority of these real estate construction loans at December 31, 2003 were owner occupied real estate. Management believes that this type of real estate construction loan is effected less during a recession. In addition, the Bank’s loan policies prohibit the amount of the original real estate construction loan to exceed 80% of the appraised value of the collateral. Generally, these loans are owner-occupied real estate, not leased facilities.

     Commercial loans were 31% of the Bank’s outstanding loans as of December 31, 2003. Because of the larger average balance, commercial loans are generally considered by management as having greater risk per loan than most other categories of loans in the Bank’s loan portfolio. However, over 97% of these commercial loans at December 31, 2003 were made on a secured basis. Management believes that the secured condition of a large portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these types of loans.

     Real estate mortgage loans constituted 57% of outstanding loan balances at December 31, 2003. All loans in this category represent commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     The Bank’s consumer loan portfolio constituted 1% of the Bank’s outstanding loans at December 31, 2003. At December 31, 2003, the majority of the Company’s consumer loans was secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Lease financings represented 1% of the loan portfolio at December 31, 2003. These leases are generally for income producing commercial equipment, such as heavy machinery used in construction and road building.

     During 2003, two reviews of the Bank’s loan portfolio by an independent firm were conducted. The purpose of these reviews was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The reviews included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion and review by the Bank’s Board of Directors and management, the Bank approved the firm’s reports. The Bank will continue engaging, on a semi-annual basis, an independent firm to review the Bank’s loan portfolio. In addition to the independent reviews, the Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank’s Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank’s Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Investments. As of December 31, 2003, net loans comprised approximately 65% of the Bank’s assets and investment securities comprised approximately 30% of the Bank’s assets, and interest-bearing deposits in banks and federal funds sold comprised approximately 0.5% of the Bank’s assets.

     The following table presents, for the periods indicated, the carrying value of the Bank’s investments. All securities held at December 31, 2003 and 2002.

	December 31,
Investment Category	2003	2002
Available-for-Sale:
Obligations of U.S. Treasury and other U.S. agencies	$—	$500,683
Corporate securities	—	561,077
Mortgage-backed securities	34,220,024	18,860,649
Federal Reserve Bank stock	306,000	288,000
Federal Home Loan Bank stock	1,596,300	1,300,000
Equity securities	9,826	—
Held-to-Maturity:
Corporate securities	1,750,000	1,750,000
Mortgage backed securities	4,402,871	6,249,765

Total	$42,285,021	$29,510,174

     The following table indicates, for the fiscal year ended December 31, 2003, the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

		Weighted
		Average
Investment Category	Amount	Yield (1)
Available-for-Sale:
Obligations of U.S. Treasury and other U.S. agencies:
0-1 year	$0	—%
Over 1 through 5 years	0	—%
Over 5 through 10 years	0	—%
Over 10 years	0	—%
Corporate securities
0-1 year	0	—%
Over 1 through 5 years	0	—%
Over 5 through 10 years	0	—%
Over 10 years	0	—%
Mortgage-backed securities
0-1 year	0	—%
Over 1 through 5 years	4,281,572	2.28%
Over 5 through 10 years	1,343,459	3.57%
Over 10 years	28,594,993	4.39%
Equity securities	9,826
Federal Reserve Bank stock, no maturity	306,000	6.00%
Federal Home Loan Bank stock, no maturity	1,596,300	5.75%

Total	$36,132,150	4.17%

		Weighted
		Average
Held-to-maturity:	Amount	Yield (1)
Obligations of U.S. Treasury and other U.S. agencies:
0-1 year	$0	—%
Over 1 through 5 years	0	—%
Over 5 through 10 years	0	—%
Over 10 years	0	—%
Corporate securities
0-1 year	0	—%
Over 1 through 5 years	0	—%
Over 5 through 10 years	0	—%
Over 10 years	1,750,000	5.68%
Mortgage-backed securities
0-1 year	0	—%
Over 1 through 5 years	0	—%
Over 5 through 10 years	0	—%
Over 10 years	4,402,871	4.39%

Total	$6,152,871	4.75%

(1)	The Bank has not invested in any tax-exempt obligations.

     Return on Equity and Assets. Returns on average consolidated assets and average consolidated equity for fiscal years ended December 31, 2003 and 2002 are presented below.

	December 31,
	2003	2002
Return on average assets	0.67%	0.09%
Return on average equity	9.20%	1.14%
Average equity to average assets ratio	7.25%	8.11%
Dividend payout ratio	N/A	N/A

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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2003 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

		After 3
		months	After 1
	Within	but	year but
	3	Within 1	within 5	After 5
	months	year	years	years	Totals
					(1)
SELECTED ASSETS
Loans	$59,738	$5,525	$21,318	$5,311	$91,892
Securities	—	—	4,733	37,994	42,727
Cash and due from banks	1,523	—	—	—	1,523
Interest-bearing deposits in banks	540	—	—	—	540
Federal funds sold	233	—	—	—	233

Total selected assets	$62,034	$5,525	$26,051	$43,305	$136,915

FUNDING SOURCES
Demand deposits, interest-bearing demand and savings	$8,808	$—	$—	$12,169	$20,977
Certificates, less than $100M	6,657	15,584	20,638	—	42,879
Certificates $100M and over	6,174	13,422	12,376	—	31,972
Other borrowings and securities sold under repurchase agreements	17,766	—	6,100	11,000	34,866

Total funding sources	$39,405	$29,006	$39,114	$23,169	$130,694

Interest-sensitivity gap	$22,629	$(23,481)	$(13,063)	$20,136
Cumulative interest-sensitivity gap	$22,629	$(852)	$(13,915)	$6,221
Interest-sensitivity gap ratio	157.43%	19.05%	66.60%	186.91%
Cumulative interest-sensitivity gap ratio	157.43%	98.75%	87.06%	104.76%

(1)	Total loans exclude past due and non-accrual loans as of December 31, 2003 due to uncertainty of the timing of cash flows.

     As evidenced by the table above, the Company is cumulatively asset sensitive within three months. In a decreasing interest rate environment, an asset sensitive position (a gap ratio more than 100%) is generally less advantageous as earning assets are repriced sooner than the liabilities. Conversely, in an increasing interest rate environment, an asset sensitive position (a gap ratio of more than 100%) is generally more advantageous since assets are repriced sooner than liabilities. With respect to the Company, an increase in interest rate would result in higher earnings while a decline in interest rates will decrease income. This, however, assumes that all other factors affecting income remain constant. It also assumes no prepayments in the loan or investment portfolios, which is highly unlikely due to the company’s investment in mortgage backed securities with average lives of less than four years.

     As the Company continues to grow, management will endeavor to structure its rate sensitivity position to hedge against rapidly rising or falling interest rates. The Bank’s Asset/Liability Committee meets on a monthly basis and develops management’s strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $11.1 million in 2003 compared to 2002. Below are the pertinent liquidity balances and ratios for the years ended December 31, 2003 and December 31, 2002.

	2003	2002
Cash and due from banks	$1,523,041	1,440,482
Interest-bearing deposits in banks	$540,461	576,428
Federal funds sold	$233,000	—
Securities	$42,285,021	29,510,174
CDs, over $100,000 to total deposits ratio	33.36%	23.69%
Loan to deposit ratio	97.88%	101.24%
Brokered deposits	$12,208,000	—

     At December 31, 2003, large denomination certificates (over $100,000) accounted for 33.36% of total deposits compared with 23.69% at December, 31, 2002. Large denomination CDs are generally more volatile than other deposits. As a result, management monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in the Atlanta, Georgia Metropolitan Statistical Area (MSA), the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of this MSA, as outside depositors are more likely to be interest rate sensitive.

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2003, cash and cash equivalents amounted to $2.30 million, representing 1.61% of total assets. Securities available for sale provide a secondary source of liquidity. Although none of the $42.3 million in the Bank’s securities portfolio is scheduled to mature in 2004, other cash flows of approximately $12 million are expected from the entire mortgage-backed securities portfolio.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2003, the Bank had $12,208,000 in brokered deposits (or 12.74% of total deposits) in its portfolio. At the time these deposits were accepted, they were less expensive that similar deposits in the Bank’s market area.

     Except for the proposed merger and common stock offering described above, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

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

     The table below illustrates the Bank’s and Company’s regulatory capital ratios at the December 31, 2003:

		Minimum
		regulatory
	December 31, 2003	requirement
Bank
Tier 1 Capital	10.12%	4.0%
Tier 2 Capital	0.93%	—

Total risk-based capital ratio	11.05%	8.0%

Leverage Ratio	7.67%	4.0%

Company - Consolidated
Tier 1 Capital	9.61%	4.0%
Tier 2 Capital	0.92%	—

Total risk-based capital ratio	10.53%	8.0%

Leverage ratio	7.28%	4.0%

     The above ratios indicate that the capital positions of the Bank and the Company are sound and management believes that both are well positioned for future growth.

     Other than described herein, management is not aware of events or uncertainties that had or are reasonably expected to have a material impact on continued operations.

Critical Accounting Estimates

     The accounting and financial reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company, which are deemed “critical”. In determining which accounting policies are “critical” in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company’s financial statements. Financial results could differ significantly if different judgments or estimates are applied.

     Allowance for loan losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is considered impaired when management has determined it is possible that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. The Statement amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included in Note 1 to the financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs is required at various dates in 2004 and 2005. The interpretations have not had a material effect on the Company’s financial condition or results of operations.

Off-Balance Sheet Arrangements

     The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. At December 31, 2003, we had outstanding commitments to extend credit through open lines of credit of approximately $15.3 million and outstanding standby letters of credit of approximately $692,000.

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

Item 8A. Disclosure Controls and Procedures

     Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. As of December 31, 2003, management, including the Company’s principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, the principal executive and financial officer has concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the fourth quarter 2003. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Michael L. Aldredge, age 51, has served as Operations Manager and Secretary of Squire Inn, Inc., a hotel holding company, since 1990. Mr. Aldredge also is a partner in KAL Jax Hotel, LTD, where he serves as Managing Partner of the Days Inn Jacksonville Beach Resort. Mr. Aldredge is a member of the Audit Committee of the Company. Mr. Aldredge also is a member of the Loan Committee and Audit, Compliance and Community Reinvestment Act Committee of the Bank.

C. Dan Alford, age 43, has served as the Chief Financial Officer of Allied Utility Network LLC, a consultant to the utility industry, since February 1998. From 1989 to 1998, Mr. Alford served as the Executive Vice President and Chief Operating Officer of A&C Enercom, Inc., a subsidiary of Virginia Electric Power Company, from 1996 to 1997, where he also served as General Manager of National Operations for the Commercial & Industrial Division. Mr. Alford is the Chairman of the Audit Committee and a member of the Executive and Compensation Committees of the Company. Mr. Alford is also a member of the Audit, Compliance and Community Reinvestment Act Committee of the Bank.

Patricia Rhodes Grimes, age 55, has been retired from SunTrust Service Corporation since 1992. She has extensive banking experience and held various management level positions with SunTrust Service Corporation and Trusco Data Systems, a division of Trust Company of Georgia. Most recently, Ms. Grimes served as Senior Vice President and Manager of the Application Systems Division with SunTrust Service Corporation, a subsidiary of SunTrust Banks, Inc. Ms. Grimes also held positions with Trusco Data Systems, including Group Vice President and Assistant Manager of Systems and Programming, Vice President and Section Manager of Deposits, Financial and Human Resources Systems, Systems Officer and Project Leader of the Demand Deposit System, and programmer/analyst for Deposit Applications. Further, Ms. Grimes has served on the MIS Advisory Board for the University of Georgia and currently is serving on the Advisory Board of Franklin College of Arts and Sciences. Ms. Grimes is a member of the Audit, Compensation and Executive Committees of the Company. She is also the Chairman of the Marketing and Technology Committee and a member of the Audit, Compliance and Community Reinvestment Act Committee of the Bank.

William H. Groce, Jr., age 67 is a retired executive from BellSouth Telecommunications. Mr. Groce held various positions at BellSouth Telecommunications throughout his career which began in 1958, including Executive Assistant to the President of BellSouth Telecommunications and Secretary to its Board of Directors from 1988 until his retirement in 1994. Mr. Groce is the Secretary of the Company and Chairman of the Compensation and Governance Committee. Mr. Groce also serves as chairman of the Asset/Liability Management Committee of the Bank. During 2003 and 2004, Mr. Groce has worked as an independent contractor with the Aslan Group, a church consulting group.

David R. Hink, age 55, has been the Managing Principal of Strategic Solutions Resources, LLC, a strategy development and merger and acquisition consulting firm, since December 1996. Mr. Hink also serves as CEO of Southern Retirement Services, an assisted living and senior care company, as CFO and a director of Cenergie, a fuel cell manufacturing company, as Vice Chairman and Director of Enercom, a software company and as director of Cobb Energy, an electric utility. Mr. Hink is Chairman of the Board of Directors. Mr. Hink is the Chairman of the Compensation and Governance Committee of the Company and a member of the Executive Committee of the Company. He is also a member of the Loan Committee of the Bank.

Mary E. Johnson, age 51 has served as the Chief Operating Officer of T. Stephen Johnson & Associates, Inc. (“TSJ&A”), a financial services consulting firm, and its related entities since January 2000. From 1987 until January 2000, Ms. Johnson served as the Controller of TSJ&A. She also serves as the Corporate Secretary of TSJ Advisory Group, Inc., a sub-advisor of the Morgan Keegan Select Financial Fund, a banking and financial services fund, since 2000. In addition, Ms. Johnson serves as a director and the Corporate Secretary of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Ms. Johnson also serves, since January 2000, as the Co-Chairman of Kids’ Health, Inc., a coordinated initiative designed to address the health education needs of children in Georgia. Ms. Johnson is a member of the Marketing and Technology and Asset Liability Management Committees of the Bank.

Robert W. Johnston, age 52, has served in management positions for various companies in the temporary staffing industry since 1978. He currently is a consultant to the staffing services industry through his investment in Koala Enterprises, Inc. Mr. Johnston is a member of the Marketing and Technology Committee of the Bank.

H. N. Padget, Jr., age 48, is the President and Chief Executive Officer of the Company and the Bank. He has been a banker in metropolitan Atlanta for over 20 years and has served in various management positions throughout his career. Mr. Padget most recently served as Executive Vice President of Milton National Bank, Alpharetta, Georgia from 1993 through October of 1997.

John A. Pond, Age 56, has been the President of Pond & Company, an engineering and architectural services company, since 1987. Mr. Pond holds a professional engineer license as well as a professional land surveyor license. Mr. Pond is the Chairman of the Real Estate Committee of the Bank and is a member of the Marketing and Technology, and Asset Liability Management Committees of the Bank.

Reid W. Simmons, Age 56, is a Vice President of Practice Works, Inc., a national provider of healthcare practice management software products and services. From 1982 until its purchase by InfoCure Corporation in 1999 and subsequent spin-off into Practice Works, Mr. Simmons was the President, founder and co-owner of OMSystems, Inc. (Orthotrac), a leading provider of computer hardware and software for orthodontists. From 1970 until 1981, he held various sales and management positions with NCR Corporation, including Regional Director and National Director of Large Computer Systems. Mr. Simmons is a member of the Loan Committee and the Marketing and Technology Committee of the Bank.

W. Darrell Sumner, age 55, is the President and co-founder of Bank Assets, Inc., a firm that specializes in marketing, designing and implementing compensation and benefit programs for financial institutions since 1992. Mr. Sumner is a member of the Executive and Compensation Committees of the Company. Mr. Sumner is Chairman of the Loan Committee of the Bank.

The Company has an Audit Committee with four members, which include Michael L. Aldredge, C. Dan Alford, Patricia Rhodes Grimes and Robert W. Johnston. Although none of the Audit Committee members meets the criteria specified under applicable Securities and Exchange Commission (“SEC”) regulations for an “audit committee financial expert,” the Board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit and Compliance Committee.

Executive Officer

Steven G. Deaton, age 41, is the Senior Lending Officer and Executive Vice President of the Bank. From June 1991 through July 2000, Mr. Deaton held numerous management positions with SouthTrust Bank of Georgia, most recently serving as Senior Vice President and Credit Administrator.

     There are no family relationships between any of the directors or executive officers of the Company or the Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and related regulations of the Securities and Exchange Commission (the “SEC”), require the Company’s executive officers and directors, and certain persons who own 10% or more of Company common stock, to file with the SEC reports of their ownership of Company common stock. The regulations also require these persons to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during 2003 all filing requirements applicable to such persons have been met except that Mr. H.N. Padget, Jr. inadvertently failed to timely file one Form 4 Statement of Beneficial Ownership of Securities.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to all of its directors, executive officers and employees. You may request a copy of the Code of Ethics by writing to the following address: CNB Holdings, Inc., 7855 North Point Parkway, Suite 200, Alpharetta, Georgia 30022, Attention: Corporate Secretary. If any waivers of the Code are granted, the waivers will be disclosed in a SEC filing on Form 8-K.

Item 10. Executive Compensation

     The following table sets forth a summary of the compensation paid to or accrued on behalf of the Company’s executive officers during the last three fiscal years.

				Long Term
				Compensation
				Awards
		Annual		Securities
		Compensation(1)		Underlying
	Fiscal			Options
Name and Principal Position	Year	Salary ($)	Bonus ($)	(#)
H.N. Padget, Jr.	2003	155,000	41,942	—
President and Chief Executive Officer	2002	143,500	—	—
	2001	135,675	10,000	3,000 (2)

Steven G. Deaton	2003	148,958	27,953	—
Senior Lending Officer and	2002	124,000	12,932	—
Executive Vice President of Bank	2001	116,750	16,115	2,500 (3)

(1)	All cash compensation was paid by the Bank.

(2)	Consists of grant of a performance-based incentive stock option for 3,000 shares of Company common stock.

(3)	Consists of grant of non-qualified stock option for 2,500 shares of Company common stock.

Employment Agreements

          H.N. Padget, Jr. In November 1997, the Company and the Bank entered into an employment agreement with H.N. Padget, Jr. regarding Mr. Padget’s employment as President and Chief Executive Officer of the Company and the Bank. Since that time, the parties have amended the terms of Mr. Padget’s employment arrangements such that the employment agreement currently provides that Mr. Padget’s base salary is set at $155,000 per year through June 2004, $160,000 per year from July 2004 through July 2005, and $167,000 per year from July 2005 through January 31, 2006. Mr. Padget’s employment agreement provides that at the end of each year of operation, Mr. Padget will be entitled to receive a cash bonus and employee stock ownership plan contribution based on the Bank’s performance exceeding a targeted level of net income before taxes. Pursuant to the employment agreement, the Company furnishes an automobile for Mr. Padget’s use as well as country club membership dues. Further, the employment agreement provides for payment of disability insurance at a monthly premium of $158 and medical, hospitalization and term life insurance at a monthly premium of $600. Also, pursuant to the employment agreement, the Company will make annual discretionary contributions to its employee stock ownership plan and 401(k) plan for the benefit of Mr. Padget. The period of employment under the employment agreement continues until the earlier of January 31, 2006 or the termination of the employment as follows: (1) at the election of the Company and the Bank for cause; (2) at Mr. Padget’s election, upon the Bank and the Company’s breach of any material provision of the employment agreement; or (3) upon Mr. Padget’s death or disability. In the event that Mr. Padget’s employment is terminated by the Company (1) without cause during the term of the employment agreement, the Company will be required to pay Mr. Padget, as termination compensation, an amount equal to 12 months of existing base salary plus medical, hospitalization and term life insurance; or (2) without cause during the term of the employment agreement, in the event of a change of control of the Company, the Company will be required to pay Mr. Padget $300,000 as termination compensation. In the event that Mr. Padget’s employment is terminated without cause, Mr. Padget will be prohibited from competing with the Bank or soliciting its customers or employees within the geographic area set forth in the employment agreement for a period of one year after the date of termination.

     Steven G. Deaton. In September 2001, the Company and the Bank entered into an employment agreement with Steven G. Deaton regarding Mr. Deaton’s employment as Executive Vice President, Chief Operating Officer and Senior Lending Officer of the Bank. Since that time, the parties have amended the terms of Mr. Deaton’s employment arrangements such that the employment agreement currently provides that Mr. Deaton’s base salary is set at $135,000 per year through June 2004, $144,000 per year from July 2004 through December 2004, and $153,000 from January 2005 through June 5, 2005. The employment agreement provides that at the end of each year of operation, Mr. Deaton will be entitled to receive a cash bonus and employee stock ownership plan contribution based on the Bank’s performance exceeding a targeted level of net income before taxes. Additionally, the employment agreement provides that the compensation committee, at its sole discretion, may award Mr. Deaton with stock options to purchase shares of the Company’s common stock. Pursuant to the employment agreement, the Company also provides Mr. Deaton with membership dues at a country club and an automobile allowance. The term of employment under the employment agreement commenced on September 24, 2001, and continues for a period of 46 months thereafter, unless otherwise terminated (1) at the election of the Company and the Bank for cause; (2) at Mr. Deaton’s election, upon the Bank and the Company’s breach of any material provision of the employment agreement; or (3) upon Mr. Deaton’s death or disability. In the event that Mr. Deaton’s employment is terminated by the Company (1) without cause during the term of his employment agreement, the Company will be required to pay Mr. Deaton, as termination compensation, an amount equal to six months of existing base salary plus medical, hospitalization and term life insurance; or (2) without cause during the term of his agreement, in the event of a change of control of the Company, the Company will be required to pay Mr. Deaton one year’s salary as termination compensation. In the event that Mr. Deaton’s employment is terminated without cause, Mr. Deaton will be prohibited from competing with the Bank or soliciting its customers or employees within the geographic area set forth in the employment agreement for a period of six months after the date of termination.

     In order to avoid triggering the change of control payments discussed above, it is a condition to the merger agreement with First Capital Bancorp, Inc., that each executive officer of the Company amend his of her employment agreement to exempt the merger from constituting a change of control. Accordingly, each of the employment agreements discussed above has been amended to confirm that the merger will not cause a change of control payment to be made by the Company as a result of the merger.

Stock Option Plans

1998 Incentive Stock Option Plan

     On May 20, 1998, the Company’s Board of Directors and initial shareholders adopted an Incentive Stock Option Plan (the “Incentive Plan”) to promote equity ownership of the Company by key senior officers, key officers and other key employees of the Company and the Bank. The Incentive Plan was amended by the shareholders of the Company at a Special Meeting held on November 25, 1998 to increase the number of shares reserved thereunder from 60,000 to 115,000. The Incentive Plan provides for the grant of options at the discretion of the Company’s Compensation Committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Company’s common stock) of the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Incentive Plan. Stock options granted pursuant to the Incentive Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or until the expiration of 90 days (or such lesser period as the Compensation Committee may determine) from the date on which the person to whom they were granted ceases to be employed by the Company or the Bank. As of March 26, 2004, an aggregate of 115,000 shares of Company common stock had been granted under the Incentive Plan.

1998 Non Qualified Stock Option Plan

     On August 19, 1998, the Company’s Board of Directors amended and restated the Company’s 1998 Non Qualified Stock Option Plan (the “Non Qualified Plan”). On November 25, 1998, the Company’s shareholders approved the amended and restated Non Qualified Plan. The purpose of the Non Qualified Plan is to attract, retain and compensate key personnel and directors of the Company and the Bank. There are 185,000 shares of Company common stock reserved under the Non Qualified Plan. The Non Qualified Plan is administered by the Company’s Board of Directors. The option exercise price of options granted under the Non Qualified Plan is the fair market value of Company common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Non Qualified Plan. Stock options granted pursuant to the Non Qualified Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or such lesser period as the Company’s Board of Directors may determine. As of March 26, 2004, an aggregate of 185,000 shares of Company common stock had been granted under the Non Qualified Plan.

     The following table sets forth certain information regarding the grant of stock options in 2003 to the officers named in the foregoing executive compensation table and the value of options held by each of them at the end of such fiscal year.

Option Grants in Last Fiscal Year

     During the fiscal year ending December 31, 2003, the Company granted a total of 2,000 options to one employee. There were no stock option grants to any of the persons named in the foregoing executive compensation table. Further, no individual on this list exercised any of the Company’s outstanding options during the fiscal year ending December 31, 2003. The following table sets forth certain information regarding the value of options held by the persons named in the foregoing executive compensation table at the end of the fiscal year ending December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-end Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money Options
	Options at FY-End (#)	at FY-End ($)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable (1)
H. N. Padget, Jr.	43,000/1,000	$338,750/$9,250
Steven G. Deaton	5,666/834	$56,651/$7,589

(1)	Dollar values were calculated by determining the difference between the closing price of the Company’s common stock on December 31, 2003 ($17.50), as reported by the Over the Counter Bulletin Board, less the exercise price of the options.

Life Insurance Plan

     Messrs. Padget and Deaton and each of the directors of the Company have life insurance policies which are maintained under split dollar agreements with the Bank. The Bank pays the premiums due under these policies, and a portion of the death benefit payable under each life insurance policy will be paid to the bank to reimburse the bank for the payment of such premiums. Under the terms of these agreements, in the event Messrs. Padget and Deaton or any of the directors of the Company are terminated or removed for any reason other than for cause following a change of control in either the Company or the Bank, they become 100% vested in the benefits promised under the agreements. Consequently, in the event Messrs. Padget and Deaton or any of the directors of the Company are so terminated or removed following a change of control in the Company or the Bank, their beneficiaries will receive the death benefit set forth in the split dollar agreements as if they had died while serving on the board of directors or while employed by the Company or the Bank, as applicable. Under the terms of these agreements, the Company’s proposed merger with First Capital Bancorp, Inc. does not qualify as a change of control of the Company or the Bank.

Supplemental Retirement Plan

     Messrs. Padget and Deaton and each of the directors of the Company have supplemental retirement agreements with the Bank. Under these agreements, Messrs. Padget and Deaton are entitled to defer up to 25% of their compensation each year and each of the directors of the Company are entitled to defer up to 100% of their compensation each year. In addition, Messrs. Padget and Deaton and each of the directors of the Company are entitled to receive indexed supplemental retirement benefits under the supplemental retirement agreements. Under the terms of these agreements, in the event Messrs. Padget and Deaton or any of the directors of the Company are terminated or removed for any reason other than for cause following a change of control in either the Company or the Bank, they are entitled to receive the benefits promised under the agreements as if they had been continuously employed by the Company or the Bank until their normal retirement age. Under the terms of these agreements, the proposed merger with First Capital Bancorp, Inc. does not qualify as a change of control of the Company or the Bank.

Director Compensation

     Directors are entitled to receive a fee of $500 for each regular board meeting attended and a fee of $150 for each committee meeting attended. In addition, the Chairman of a regular board meeting is entitled to receive $1,000 for each meeting attended and the Chairman of a board committee is entitled to receive $300 for each meeting attended.

     The Company has in place a directors’ deferral plan, which allows each of the Company’s directors to defer either 50% or 100% of their directors’ fees and then have this deferred compensation invested in either the Company’s common stock or a variety of mutual funds. Each of the directors of the Company except Mr. Padget is participants in the directors’ deferral plan. Under the terms of the director’s deferral plan, the plan participants become 100% vested in the benefits provided under the director’s deferral plan upon a change of control in the Bank. Under the terms of these agreements, the proposed merger with First Capital Bancorp, Inc. does not qualify as a change of control of the Bank.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership, as of March 1, 2004, of shares of the Company’s common stock by (1) each person known by the Company to be the beneficial owner of more than 5% of the Company’s issued and outstanding common stock, (2) each of the Company’s current directors, (3) each of the Company’s current executive officers, and (4) all current directors and executive officers of the Company as a group. Except as noted below, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table. Additionally, unless otherwise indicated, the address for each person below is 7855 North Point Parkway, Suite 200, Alpharetta, Georgia 30022.

	Number of Shares		Percent of
	of CNB Common		Class of CNB
	Stock Beneficially		Common
Name	Owned(1)		Stock
Five Percent Shareholders:
F. Matthew Byrnes	75,600	(3)	6.7
G. Felice Gelman	75,600	(3)	6.7
Jeffrey L. Gendell	95,300	(4)	8.4
Estate of Heber N. Padget, Sr.	56,200	(5)	5.0
W. David Sweatt	171,150	(6)	14.3
Directors and Named Executive Officers:
Michael L. Aldredge	21,416	(7)	1.9
C. Dan Alford	21,000	(8)	1.8
Patricia Rhodes Grimes	25,000	(9)	2.2
William H. Groce, Jr.	50,400	(10)	4.3
David R. Hink	30,000	(11)	2.6
Mary E. Johnson	25,000	(12)	2.2
Robert W. Johnston	20,000	(13)	1.7
H.N. Padget, Jr.	108,960	(14)	9.3
John A. Pond	35,000	(15)	3.0
Reid W. Simmons	25,000	(16)	2.2
W. Darrell Sumner	23,475	(17)	2.0
Steven G. Deaton	18,660	(18)	1.6
All Directors and Executive Officers, as a Group (12 persons)	403,586		31.1

(1)	The information contained in this table with respect to CNB common stock ownership reflects “beneficial ownership” as determined in accordance with Rule 13d-3 under the Exchange Act. Information with respect to beneficial ownership is based upon information furnished by each owner. With respect to certain of the individual executive officers listed in the table and the aggregate number of shares held by the directors and executive officers as a group, the number of shares indicated includes shares of CNB common stock that the individual has the right to acquire on or before April 30, 2004 (60 days from March 1, 2004), through the exercise of options granted under the Incentive Plan and Non Qualified Plan. Under the SEC’s rules, a person is also deemed to be the beneficial owner of any securities owned by such person’s spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(2)	Pro forma after giving effect to the issuance of 10,382 shares of CNB common stock for each outstanding share of First Capital common stock and for each share of First Capital common stock to be outstanding upon conversion of First Capital’s convertible subordinated debentures. The pro forma amount does not reflect any shares of CNB common stock that may be issued in CNB’s proposed offering of common stock to existing shareholders of CNB and First Capital.

(3)	Based on information obtained from a Schedule 13G filed with the SEC on October 23, 2003. Represents indirect beneficial interest in 75,600 shares of common stock, by virtue of Mr. Byrnes and Ms. Gelman serving as co-managing members of SuNOVA Holdings, LLC and SuNOVA Capital, LP, which act as general partner and investment manager, respectively, for several investment funds that directly own shares of the common stock. The address of Mr. Byrnes and Ms. Gelman is 780 Third Avenue, 30th Floor, New York, New York 10017.

(4)	Based on information obtained from a Schedule 13D filed with the SEC on October 6, 2003. The address of Mr. Gendell is 55 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830.

(5)	These shares were formerly held by Heber N. Padget, Sr., a director who died in 2002. The executor of the estate is

H.N. Padget, Jr., who is also the President and Chief Executive Officer of CNB. Mr. Padget, Jr. disclaims beneficial ownership of the shares held by the estate.

(6)	Includes 15,000 shares held by Mr. Sweatt’s spouse and an aggregate of 10,000 shares held by Mr. Sweatt’s spouse as custodian for their minor children, as to which Mr. Sweatt shares voting and investment power with his spouse. Also includes 5,050 shares held by Mr. Sweatt’s 401(k), and 65,000 shares issuable upon exercise of stock options that may be exercised within 60 days of March 1, 2004. Mr. Sweatt resigned as a director of CNB effective March 5, 2004.

(7)	Includes 1,416 shares held by Mr. Aldredge as custodian for his minor children. Also includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(8)	Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(9)	Includes 12,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(10)	Includes 7,400 shares held by Mr. Groce’s spouse and 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(11)	Includes 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(12)	Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(13)	Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(14)	Includes 2,760 shares held by Mr. Padget, Jr.’s 401(k) and 43,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004. Also includes an aggregate of 6,000 shares held by Mr. Padget, Jr.’s children and as to which Mr. Padget, Jr. disclaims beneficial ownership. Also includes 50,200 shares held by Mr. Padget, Jr. as executor of the estate of his father, Mr. Padget, Sr., as to which Mr. Padget, Jr. disclaims beneficial ownership.

(15)	Includes an aggregate of 2,000 shares held by two of Mr. Pond’s children, as to which he has sole voting power, and 1,000 shares held by his son, as to which he and his son have shared investment power. Also includes 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(16)	Includes 12,400 shares held by Simmons Investments, L.P., of which Mr. Simmons is a general partner.

(17)	Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004.

(18)	Includes 3,499 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 1, 2004. Also includes 3,961 shares held by Mr. Deaton’s 401(k).

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

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of September 24, 2003, by and between First Capital Bancorp, Inc. and CNB Holdings, Inc. (included as Appendix A to the Registration Statement No. 333-111358 on Form SB-2, previously filed with the Commission and incorporated by reference herein)

2.2	Amendment to Agreement and Plan of Merger, dated March 8, 2004, by and between First Capital Bancorp, Inc. and CNB Holdings, Inc. (included as Appendix A to the Registration Statement No. 333-111358 on Form S-4, previously filed with the Commission and incorporated by reference herein)

3.1	Articles of Incorporation, of CNB Holdings, Inc. (included as Exhibit 3.1 to the Registration Statement No. 333-49137 on Form SB-2 of CNB Holdings, Inc., previously filed with the Commission on April 1, 1998 and incorporated by reference herein)

3.2	Bylaws, as amended (included as Exhibit 3.2 to the Registration Statement No. 333-49137 on Form S-4 of CNB Holdings, Inc., previously filed with the Commission and incorporated by reference herein)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of CNB Holdings, Inc., defining rights of holders of common stock of CNB Holdings, Inc.

10.1	Employment Agreement, dated as of November 1, 1997 among Chattahoochee National Bank (In Organization), CNB Holdings, Inc. and H.N. Padget, Jr. (included as Exhibit 10.1 to the Registration Statement No. 333-49137 on Form SB-2 of CNB Holdings, Inc., previously filed with the Commission on April 1, 1998 and incorporated by reference herein)*

10.2	North Point Parkway Office Lease, dated march 24, 1998, between W. B. Wiggins, Jr., and CNB Holdings, Inc. d/b/a Chattahoochee National Bank (included as Exhibit 10.1 to the Quarterly Report on Form 10-QSB of CNB Holdings, Inc., previously filed with the Commission on May 15, 2003 and incorporated by reference herein)

10.3	Brookside Parkway Office Lease, dated October 29, 1999, between Duke-Weeks Realty Limited Partnership and Chattahoochee National Bank (included as Exhibit 10.2 to the Quarterly Report on Form 10-QSB of CNB Holdings, Inc., previously filed with the Commission on May 15, 2003 and incorporated by reference herein)

10.4	Amendment No. 1 to Employment Agreement by and among CNB Holdings, Inc. and Chattahoochee National Bank and H. N. Padget, Jr., dated April 30, 2001 (included as Exhibit 10.3 to the Quarterly Report on Form 10-QSB of CNB Holdings, Inc., previously filed with the Commission on May 15, 2003 and incorporated by reference herein)*

10.5	Amendment No. 2 to Employment Agreement by and among CNB Holdings, Inc. and Chattahoochee

Exhibit
Number	Description of Exhibits
National Bank and H. N. Padget, Jr., dated January 2, 2003 (included as Exhibit 10.4 to the Quarterly Report on Form 10-QSB of CNB Holdings, Inc., previously filed with the Commission on May 15, 2003 and incorporated by reference herein)*

10.5.1	Amendment No. 3 to Employment Agreement by and among CNB Holdings, Inc. and Chattahoochee National Bank and H.N. Padget, Jr., dated September 24, 2003 (included as Exhibit 10.1 to the Quarterly Report on Form 10-QSB of CNB Holdings, Inc., previously filed with the Commission on November 12, 2003 and incorporated by reference herein)*

10.6	Employment Agreement by and between Steven G. Deaton and CNB Holdings, Inc. and Chattahoochee National Bank and H. N. Padget, Jr., dated September 24, 2001 (included as Exhibit 10.5 to the Quarterly Report on Form 10-QSB of CNB Holdings, Inc., previously filed with the Commission on May 15, 2003 and incorporated by reference herein)*

10.7	Amendment No. 1 to Employment Agreement by and between Steven G. Deaton and CNB Holdings, Inc. and Chattahoochee National Bank, dated January 2, 2003 (included as Exhibit 10.6 to the Quarterly Report on Form 10-QSB of CNB Holdings, Inc., previously filed with the Commission on May 15, 2003 and incorporated by reference herein)*

10.7.1	Amendment No. 2 to Employment Agreement by and between Steven G. Deaton and CNB Holdings, Inc. and Chattahoochee National Bank, dated September 24, 2003 (included as Exhibit 10.2 to the Quarterly Report on Form 10-QSB of CNB Holdings, Inc., previously filed with the Commission on November 12, 2003 and incorporated by reference herein)*

10.8	Amended and Restated CNB Holdings, Inc. 1998 Incentive Stock Option Plan (Incorporated herein by reference to Annex B of the CNB’s Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))*

10.9	Amended and Restated CNB Holdings, Inc. 1998 Non-Qualified Stock Option Plan (Incorporated herein by reference to Annex A of the Company’s Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))*

10.10	Form of Supplemental Retirement Plan Executive Agreement*

10.11	Form of Supplemental Retirement Plan Director Agreement*

10.12	Form of Directors’ Deferral Plan*

21.1	Subsidiary of CNB Holdings, Inc. (Incorporated herein by reference to the exhibit of the same number of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-23991))

23.1	Consent of Mauldin & Jenkins, LLC as to CNB Holdings, Inc.

24.1	Power of Attorney (Included on the signature page)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

*Management contract required to be filed as an exhibit to this Report.

     (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the fiscal quarter ended December 31, 2003.

     On October 23, 2003, the Company filed a Form 8-K under Item 12 to furnish information from a press release that reported the Company’s earnings for the fiscal quarter ended September 30, 2003.

Item 14. Principal Accountant Fees and Services

     The Audit Committee has selected Mauldin & Jenkins, LLC, independent auditors, to serve as the Company’s principal accounting firm for the fiscal year ending December 31, 2004.

     The fees billed by Mauldin & Jenkins for 2003 and 2002 were as follows:

	2003	2002
Audit Fees (including quarterly reviews)(1)	$54,750	$41,300
Audit Related Fees	0	0
Tax Fees(2)	4,500	4,250
All other Fees(3)	5,959	9,000

Total	$65,209	$54,550

(1)	Fees for professional services in connection with the audit of our financial statements.

(2)	Principally for preparation of tax returns in both years.

(3)	Principally for consumer compliance examination ($5,254) in 2003; and internal audit fees ($4,500) and an electronic data processing examination ($4,500) in 2002.

     The Audit Committee specifically approves all non-audit services provided by Mauldin & Jenkins, LLC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Dated: March 26, 2004	By:	/S/ H. N. Padget, Jr.

H. N. Padget, Jr.
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H.N. Padget, Jr. and Steven G. Deaton, and each of them, as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

/s/ Michael L. Aldredge	March 26, 2004

Michael L. Aldredge, Director

/s/ C. Dan Alford	March 26, 2004

C. Dan Alford, Director

/s/ Patricia R. Grimes	March 26, 2004

Patricia R. Grimes, Director

William H. Groce, Jr., Secretary and Director

/s/ David R. Hink

David R. Hink, Chairman of the Board of Directors	March 26, 2004

Mary E. Johnson, Director

/s/ Robert W. Johnston	March 26, 2004

Robert W. Johnston, Director

John A. Pond, Director

Reid W. Simmons, Director

/s/ H.N. Padget, Jr.	March 26, 2004

H.N. Padget, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)

W. Darrell Sumner, Director

CNB HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
CNB Holdings, Inc.
Alpharetta, Georgia

     We have audited the accompanying consolidated balance sheets of CNB Holdings, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Holdings, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
February 13, 2004, except for Note 19 as to which the date is March 12, 2004

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Cash and due from banks	$1,523,041	$1,440,482
Interest-bearing deposits in banks	540,461	576,428
Federal funds sold	233,000	—
Securities available for sale	34,229,850	19,922,409
Securities held to maturity, fair value of $6,182,614 and $8,053,746, respectively	6,152,871	7,999,765
Restricted equity securities, at cost	1,902,300	1,588,000
Loans	93,792,951	85,766,519
Less allowance for loan losses	1,004,458	918,250

Loans, net	92,788,493	84,848,269

Premises and equipment	786,532	532,542
Other assets	4,906,119	3,684,580

Total assets	$143,062,667	$120,592,475

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$12,331,094	$11,279,872
Interest-bearing	83,496,422	73,440,057

Total deposits	95,827,516	84,719,929
Securities sold under repurchase agreements	1,841,302	755,577
Other borrowings	33,025,000	24,569,500
Other liabilities	2,267,846	1,528,021

Total liabilities	132,961,664	111,573,027

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 2003, 1,272,500 shares issued; 2002, 1,235,000 issued	1,272,500	1,235,000
Surplus	10,428,140	10,009,642
Retained earnings (deficit)	323,501	(556,186)
Treasury stock, 2003, 152,112 shares; 2002, 158,672 shares	(1,199,823)	(1,255,157)
Unearned ESOP shares	(399,998)	(399,998)
Accumulated other comprehensive loss	(323,317)	(13,853)

Total stockholders’ equity	10,101,003	9,019,448

Total liabilities and stockholders’ equity	$143,062,667	$120,592,475

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Interest income:
Loans, including fees	$5,992,122	$5,026,075
Taxable securities	1,131,167	1,336,889
Federal funds sold	13,022	46,393
Deposits in banks	12,304	55,430

Total interest income	7,148,615	6,464,787

Interest expense:
Deposits	2,370,622	2,886,722
Securities sold under repurchase agreements and other borrowings	763,364	602,512

Total interest expense	3,133,986	3,489,234

Net interest income	4,014,629	2,975,553
Provision for loan losses	183,000	570,182

Net interest income after provision for loan losses	3,831,629	2,405,371

Other income:
Service charges on deposit accounts	50,615	61,764
Gains on sale of loans	585,626	424,967
Gains on sale of securities available for sale	451	233,857
Other operating income	522,352	445,621

Total other income	1,159,044	1,166,209

Other expenses:
Salaries and employee benefits	2,430,091	1,873,501
Equipment and occupancy expenses	545,501	532,392
Other operating expenses	1,219,592	1,065,649

Total other expenses	4,195,184	3,471,542

Income before income taxes (benefits)	795,489	100,038
Income taxes (benefits)	(84,198)	—

Net income	$879,687	$100,038

Basic earnings per share	$0.81	$0.09

Diluted earnings per share	$0.77	$0.09

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Net income	$879,687	$100,038

Other comprehensive loss:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period, net of tax of ($167,879) and $92,750, respectively	(298,449)	164,891
Reclassification adjustment for gains realized in net income, net of tax of $162 and $84,188, respectively	(289)	(149,669)
Unrealized losses on cash flow hedges, net of tax of $6,033 and $13,620, respectively	(10,726)	(24,213)

Other comprehensive loss	(309,464)	(8,991)

Comprehensive income	$570,223	$91,047

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock			Retained Earnings
	Shares	Par Value	Surplus	(Deficit)
Balance, December 31, 2001	1,235,000	$1,235,000	$10,004,858	$(656,224)
Net income	—	—	—	100,038
Sale of treasury shares	—	—	4,784	—
Other comprehensive loss	—	—	—	—

Balance, December 31, 2002	1,235,000	1,235,000	10,009,642	(556,186)
Net income	—	—	—	879,687
Sale of treasury shares	—	—	15,197	—
Exercise of stock options	37,500	37,500	337,500	—
Tax benefit from exercise of stock options	—	—	65,801	—
Other comprehensive loss	—	—	—	—

Balance, December 31, 2003	1,272,500	$1,272,500	$10,428,140	$323,501

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
	Treasury Stock		Unearned	Other Comprehensive	Total Stockholders’
	Shares	Cost	ESOP Shares	Loss	Equity
Balance, December 31, 2001	175,741	$(1,402,333)	$(399,998)	$(4,862)	$8,776,441
Net income	—	—	—	—	100,038
Sale of treasury shares	(17,069)	147,176	—	—	151,960
Other comprehensive loss	—	—	—	(8,991)	(8,991)

Balance, December 31, 2002	158,672	(1,255,157)	(399,998)	(13,853)	9,019,448
Net income	—	—	—	—	879,687
Sale of treasury shares	(6,560)	55,334	—	—	70,531
Exercise of stock options	—	—	—	—	375,000
Tax benefit from exercise of stock options	—	—	—	—	65,801
Other comprehensive loss	—	—	—	(309,464)	(309,464)

Balance, December 31, 2003	152,112	$(1,199,823)	$(399,998)	$(323,317)	$10,101,003

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES
Net income	$879,687	$100,038
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	424,750	243,629
Depreciation	154,111	163,732
Provision for loan losses	183,000	570,182
Net realized gains on sales of securities available for sale	(451)	(233,857)
Gains on sale of loans	(585,626)	(424,967)
Deferred income taxes	(522,382)	—
Provision for losses on other real estate owned and repossessed assets	—	52,327
Loss on sale of other real estate owned and repossessed assets	38,486	2,280
(Increase) decrease in interest receivable	(51,649)	92,361
Decrease in interest payable	(128,830)	(448,008)
Net other operating activities	751,472	(42,282)

Net cash provided by operating activities	1,142,568	75,435

INVESTING ACTIVITIES
Purchases of securities available for sale	(32,997,382)	(26,792,936)
Proceeds from sales of securities available for sale	566,720	22,753,635
Proceeds from maturities of securities available for sale	17,385,811	16,017,668
Purchases of securities held to maturity	(2,003,750)	(9,111,432)
Proceeds from maturities of securities held to maturity	3,696,976	1,111,667
Purchases of restricted equity securities	(314,300)	(950,000)
Proceeds from sale of loans	8,847,707	5,600,478
Net increase in loans	(17,197,356)	(28,745,277)
Purchase of premises and equipment	(408,101)	(71,346)
Purchase of life insurance policies	—	(300,900)
Proceeds from sale of other real estate owned and repossessed assets	466,356	22,144

Net cash used in investing activities	(21,957,319)	(20,466,299)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,107,587	(751,651)
Net increase in securities sold under repurchase agreements	1,085,725	71,929
Net proceeds from other borrowings	8,455,500	17,000,000
Proceeds from exercise of stock options	375,000	—
Proceeds from sale of treasury stock	70,531	151,960

Net cash provided by financing activities	21,094,343	16,472,238

Net increase (decrease) in cash and cash equivalents	279,592	(3,918,626)
Cash and cash equivalents at beginning of year	2,016,910	5,935,536

Cash and cash equivalents at end of year	$2,296,502	$2,016,910

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,262,816	$3,937,242
Income taxes	$98,065	$2,431
Loans transferred to other real estate owned and repossessed assets	$812,051	$196,950

See Notes to Consolidated Financial Statements.

CNB HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

CNB Holdings, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Chattahoochee National Bank, (the “Bank”). The Bank is a commercial bank located in Alpharetta, Fulton County, Georgia. The Bank provides a full range of banking services in its primary market areas of Fulton and surrounding counties.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate owned and repossessed assets, deferred taxes, and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash Equivalents

For purposes of reporting cash flows, the Company considers cash, due from banks and interest-bearing deposits in banks as cash equivalents.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $328,000 and $189,000 at December 31, 2003 and 2002, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity and equity securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Restricted equity securities without a readily determinable fair value are recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are reported at their outstanding principal balances less deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the outstanding principal balance.

Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans using a method that approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are any significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets represents properties and other loan collateral acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned or repossessed assets is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and repossessed assets and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned and repossessed assets at December 31, 2003 and 2002 was $427,410 and $120,200, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding, potential common shares and shares held by the Company’s rabbi trust. Potential common shares outstanding consist of stock options.

Stock-Based Compensation

At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2003	2002
Net income, as reported	$879,687	$100,038
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(87,317)	(61,271)

Pro forma net income	$792,370	$38,767

Earnings per share:
Basic - as reported	$0.81	$0.09

Basic - pro forma	$0.73	$0.04

Diluted - as reported	$0.77	$0.09

Diluted - pro forma	$0.69	$0.04

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. The Statement amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading “Stock-Based Compensation”.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs is required at various dates in 2004 and 2005. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the statement did not have a material effect on the Company’s financial condition or results of operations.

NOTE 2. SECURITIES

The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale December 31, 2003:
Mortgage-backed securities	$34,671,341	$89,557	$(540,874)	$34,220,024
Equity securities	9,100	726	—	9,826

	$34,680,441	$90,283	$(540,874)	$34,229,850

December 31, 2002:
U. S. Government and agency securities	$500,000	$683	$—	$500,683
Corporate securities	566,545	—	(5,468)	561,077
Mortgage-backed securities	18,839,676	86,312	(65,339)	18,860,649

	$19,906,221	$86,995	$(70,807)	$19,922,409

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Held to Maturity December 31, 2003:
Corporate securities	$1,750,000	$—	$—	$1,750,000
Mortgage-backed securities	4,402,871	49,013	(19,270)	4,432,614

	$6,152,871	$49,013	$(19,270)	$6,182,614

December 31, 2002:
Corporate securities	$1,750,000	$—	$—	$1,750,000
Mortgage-backed securities	6,249,765	53,981	—	6,303,746

	$7,999,765	$53,981	$—	$8,053,746

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES (Continued)

In 2003, the FASB Emerging Issues Task Force released Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue requires disclosure of certain information about other than temporary impairments in the market value of securities. The market value of securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2003, all unrealized losses in the securities portfolio were for debt securities. From the December 31, 2003 tables above, 30 out of 63 mortgage-backed securities purchased contained unrealized losses. At December 31, 2003, 2 of these securities with a fair value of $741,502 and unrealized losses of $8,649 have been in a continuous unrealized loss position for more than twelve months. The other 28 securities with a fair value of $23,124,448 and unrealized losses of $551,495 have not been in a continuous loss position for more than twelve months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The amortized cost and fair value of debt securities as of December 31, 2003 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in greater than ten years	$—	$—	$1,750,000	$1,750,000
Mortgage-backed securities	34,671,341	34,220,024	4,402,871	4,432,614

	$34,671,341	$34,220,024	$6,152,871	$6,182,614

Securities with a carrying value of $29,557,000 and $22,978,000 at December 31, 2003 and 2002, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law.

Gross gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2003	2002
Gross gains	$451	$310,491
Gross losses	—	(76,634)

Net realized gains	$451	$233,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS

The composition of loans is summarized as follows:

	December 31,
	2003	2002
Commercial	$29,551,935	$28,937,031
Commercial lease financing	1,206,499	2,922,445
Real estate - construction	8,888,371	27,644,030
Real estate - mortgage	53,599,118	23,788,026
Consumer installment and other	722,705	2,627,002

	93,968,628	85,918,534
Deferred loan fees and costs	(175,677)	(152,015)
Allowance for loan losses	(1,004,458)	(918,250)

Loans, net	$92,788,493	$84,848,269

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2003	2002
Balance, beginning of year	$918,250	$708,918
Provision for loan losses	183,000	570,182
Loans charged off	(96,792)	(380,850)
Recoveries of loans previously charged off	—	20,000

Balance, end of year	$1,004,458	$918,250

The total recorded investment in impaired loans, net of federal loan guarantees, was $781,932 and $565,605 at December 31, 2003 and 2002, respectively. Impaired loans that had allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $0 at December 31, 2003 and 2002, respectively. Allowances for impaired loans determined in accordance with SFAS No. 114 amounted to $0 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans for 2003 and 2002 was $404,122 and $945,728, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2003 and 2002.

Loans on nonaccrual status amounted to approximately $869,000 and $493,000 at December 31, 2003 and 2002, respectively. Loans past due ninety days or more and still accruing interest amounted to approximately $0 and $240,000 at December 31, 2003 and 2002, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

Balance, beginning of year	$1,135,094
Advances	102,196
Repayments	(493,710)

Balance, end of year	$743,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2003	2002
Leasehold improvements	$167,131	$161,878
Equipment, including $317,702 related to conversion (see Note 12)	1,470,604	1,067,756

	1,637,735	1,229,634
Accumulated depreciation	(851,203)	(697,092)

	$786,532	$532,542

The Company currently operates out of offices in facilities under noncancelable operating lease agreements. Rental expense, including other operating expenses incurred pursuant to the rental agreements, was $241,936 and $241,208 for the years ended December 31, 2003 and 2002, respectively.

The future minimum lease payments under the operating leases at December 31, 2003 are as follows:

2004	$242,300
2005	104,023
2006	21,047

$367,370

NOTE 5. DEPOSITS

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $31,971,172 and $20,066,956, respectively. The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004	$41,810,101
2005	25,806,094
2006	1,500,991
2007	5,680,321
2008	53,033

$74,850,540

Brokered time deposits totaled $12,208,000 and $0 at December 31, 2003 and 2002, respectively.

The Company had a concentration of deposits with one depositor in the amount of $7,152,568 at December 31, 2003.

Overdraft demand deposits reclassified to loans totaled $4,995 and $7,441 at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2003	2002
$2,500,000 line of credit from bank with interest at prime minus 0.75% (3.25% at December 31, 2003), due March 31, 2012, collateralized by common stock of the Bank.	$1,100,000	$—
$2,500,000 line of credit from bank with interest at prime minus 0.75% (3.50% at December 31, 2002), due February 28, 2003, collateralized by common stock of the Bank.	—	569,500
Advance from Federal Home Loan Bank with adjustable interest (1.30% at December 31, 2002), due March 31, 2003, collateralized by securities.	—	7,000,000
Advance from Federal Home Loan Bank with interest at 3.95% (rate may be converted to the three month LIBOR), due May 29, 2012, collateralized by securities.	1,035,000	3,000,000
Advance from Federal Home Loan Bank with interest at 4.68% (rate may be converted to the three month LIBOR), due January 17, 2012, collateralized by securities.	1,722,000	1,722,000
Advance from Federal Home Loan Bank with interest at 4.51% (rate may be converted to the three month LIBOR), due January 17, 2012, collateralized by securities.	3,278,000	3,278,000
Advance from Federal Home Loan Bank with interest at 5.92% (rate may be converted to the three month LIBOR), due March 17, 2010, collateralized by securities.	1,000,000	1,000,000
Advance from Federal Home Loan Bank with interest at 5.05% (rate may be converted to the three month LIBOR), due December 15, 2010, collateralized by securities.	2,000,000	2,000,000
Advance from Federal Home Loan Bank, adjustable rate of interest (1.24% at December 31, 2003), due November 13, 2007, collateralized by securities.	5,000,000	5,000,000
Advance from Federal Home Loan Bank, fixed rate of interest at 4.42%, due August 4, 2003, collateralized by securities.	—	1,000,000
Advance from Federal Home Loan Bank with interest at 4.07% (rate may be converted to the three month LIBOR), due May 29, 2012, collateralized by securities	1,965,000	—
Advance from Federal Home Loan Bank, variable daily rate credit line, interest at 1.15% at December 31, 2003, collateralized by securities	15,925,000	—

	$33,025,000	$24,569,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS (Continued)

The Company’s advances from the Federal Home Loan Bank are also collateralized by mortgage loans with a balance of $20,492,871 and $3,969,501 at December 31, 2003 and 2002, respectively.

The line of credit has various debt covenants for which the Company was in compliance.

The Company has available unused lines of credit with various financial institutions totaling $20,734,776 at December 31, 2003. There were no other advances outstanding at December 31, 2003 or 2002.

NOTE 7. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2003 and 2002 were $1,841,302 and $755,577, respectively.

NOTE 8. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense amounted to $103,856 and $37,348 for the years ended December 31, 2003 and 2002, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan providing for death and retirement benefits for its directors. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the directors. The balance of the policy cash surrender values included in other assets at December 31, 2003 and 2002 is $2,878,954 and $2,719,810, respectively. Income recognized on the policies amounted to $159,144 and $147,000 for the years ended December 31, 2003 and 2002, respectively. The balance of deferred compensation included in other liabilities at December 31, 2003 and 2002 is $169,600 and $8,618, respectively. Expense recognized for deferred compensation was $160,982 and $8,618 for the years ended December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Director Fee Deferral Plan and Rabbi Trust

In 2003, the Company established a deferral plan that allows directors to defer all or a portion of their director fees. The director may elect to defer no fees, 50% of fees, or 100% of fees. All directors elected to defer 100% of fees. The deferred fees are invested, at the discretion of each director, in Company stock or other nonemployer securities and placed in a rabbi trust. The accounts of the rabbi trust have been consolidated with the accounts of the Company in the consolidated financial statements. Shares of Company stock held by the rabbi trust totaling 6,440 shares at December 31, 2003 have been classified as treasury stock in the Company’s consolidated balance sheet and included in the calculation of diluted earnings per share. Nonemployer equity securities held by the rabbi trust with a fair value of $9,826 are included in securities available for sale in the consolidated balance sheet. The fair value of the assets held by the rabbi trust is recorded as a deferred compensation liability and amounted to $119,306 at December 31, 2003. The increase in fair value over the cost of the assets held by the rabbi trust is recorded as an expense and amounted to $38,056 for the year ended December 31, 2003. The plan, in addition to allowing diversification of investments, may be settled in cash, Company stock or a combination of both.

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

In 2001, the ESOP borrowed $399,998 from the Company, the funds of which were used to purchase 59,259 shares of Company stock from the treasury. This advance is expected to be repaid principally by cash contributions from the Bank to the ESOP. The provisions of Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, have been applied to the intercompany loan and in accordance with the SOP, all intercompany interest income and interest expense has been eliminated in consolidation. At December 31, 2003, the outstanding principal balance of the note was $399,998.

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

The Company recognized no compensation expense in 2003 or 2002 related to the ESOP. At December 31, 2003 and 2002, no shares held by the ESOP were allocated to participants’ accounts. The estimated fair market value of the unallocated shares at December 31, 2003 and 2002 was $1,007,403 and $536,294, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK-BASED COMPENSATION

The Company has incentive and nonqualified stock option plans with common stock reserved for key employees and directors. At December 31, 2003, the Company had no shares of its authorized but unissued common stock reserved for future grants under the stock option plans. Option prices under these plans must equal at least the fair value of the Company’s common stock on the date of grant. If the optionee owns more than 10% of the Company’s common stock, the option price must equal at least 110% of the fair value of the Company’s common stock on the date of grant. The options vest over time periods determined by the Board of Directors and expire ten years from date of grant. Other pertinent information related to the options is as follows:

	Years Ended December 31,
	2003		2002
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Under option, beginning of year	298,000	$9.67	298,000	$9.64
Granted	2,000	9.05	6,500	9.44
Exercised	(37,500)	10.00	—	—
Terminated	—	—	(6,500)	7.98

Under option, end of year	262,500	9.62	298,000	9.67

Exercisable, end of year	253,831	9.65	254,832	9.75

Weighted-average fair value of options granted during the year	$3.59		$3.74

	Options Outstanding			Options Exercisable
Weighted-
		Average			Weighted-
		Remaining	Weighted-		Average
Range of	Number	Contractual	Average	Number	Exercise
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Price
$6.63-$10.00	262,500	5 years	$9.62	253,831	$9.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002
Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	19%	19%
Risk-free interest rate	3.86%	3.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

Income tax expense consists of the following:

	Years Ended December 31,
	2003	2002
Current	$438,184	$45,095
Deferred	(191,674)	(62,849)
Change in valuation allowance	(330,708)	17,754

Income tax expense (benefit)	$(84,198)	$—

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2003	2002
Income taxes at statutory federal rate	$270,466	$34,013
Income from life insurance policies	(54,109)	(49,980)
Change in valuation allowance	(330,708)	17,754
State income taxes	23,242	—
Other	6,911	(1,787)

Income tax expense (benefit)	$(84,198)	$—

The components of deferred income taxes are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Loan loss reserves	$300,186	$258,058
Deferred loan fees and costs	148,818	81,944
Deferred compensation	120,719	3,252
Other	—	4,436
State net operating loss	—	19,251
State tax credits	20,931	42,042
Securities available for sale	162,213	—
Cash flow hedges	19,653	13,620

	772,520	422,603

Deferred tax liabilities:
Depreciation	39,997	30,749
Securities available-for-sale	—	5,828

	39,997	36,577

Valuation allowance	—	(330,708)

Net deferred tax assets	$732,523	$55,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Years Ended December 31,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	1,090,461	1,068,575

Net income	$879,687	$100,038

Basic earnings per share	$0.81	$0.09

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,090,461	1,068,575
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	49,928	6,027
Shares held by rabbi trust	6,440	—

Total weighted average common shares and common stock equivalents outstanding	1,146,829	1,074,602

Net income	$879,687	$100,038

Diluted earnings per share	$0.77	$0.09

NOTE 12. COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

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

	December 31,
	2003	2002
Commitments to extend credit	$15,311,000	$16,942,000
Standby letters of credit	692,000	377,000

	$16,003,000	$17,319,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

At December 31, 2003 and 2002, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2003 and 2002.

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

Interest rate derivative instruments that are used as part of the Company’s interest rate risk-management strategy include interest rate corridors. As a matter of policy, the Company does not use speculative derivative instruments for interest rate risk management. An interest rate corridor is a combination of buying a cap (floor) at a given strike rate and selling another cap (floor) at a higher (lower) rate and provides a range of interest rate protection when compared to caps and floors alone. The Company utilizes interest rate corridors to place a rate protection range on a portion of its variable-rate debt based upon a notional principal amount and maturity date.

At December 31, 2003 and 2002, the information pertaining to outstanding interest rate corridor agreements used to hedge variable-rate debt is as follows:

	December 31,
	2003	2002
Notional amount	$5,000,000	$5,000,000
Weighted average maturity in years	4 years	5 years
Fair value of interest rate corridor included in other assets	$75,161	$92,167
Unrealized loss relating to interest rate corridor	$54,592	$37,833

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

All of the Company’s derivative financial instruments are classified as highly effective cash flow hedges. For the years ended December 31, 2003 and 2002, there were no material amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Prior to the signing of the merger agreement with First Capital Bancorp, Inc. (see Note 18), the Company entered into certain contracts with various data processing service providers to convert to another data processing system. Both First Capital Bancorp, Inc. and the Company are currently evaluating whether to convert to the new data processing system. As of December 31, 2003, the Company has capitalized approximately $318,000 of costs related to the conversion. If the Company decides not to convert to the new data processing system, these costs plus an additional estimated maximum cost of $240,000 to cancel these contracts may be expensed in the period in which the decision is made.

NOTE 13. CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Fulton County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

The Company’s loan portfolio is concentrated in commercial loans and leases (33%) and loans secured by real estate (66%), of which a substantial portion is secured by commercial assets and real estate in the Company’s primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market areas.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of statutory capital, or approximately $1,795,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, $760,000 was available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company and Bank’s actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

As of December 31, 2003:
Total Capital to Risk Weighted Assets
Consolidated	$11,428	10.53%	$8,681	8.00%	$	N/A	N/A
Bank	$11,965	11.05%	$8,664	8.00%		$10,830	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$10,424	9.61%	$4,340	4.00%	$	N/A	N/A
Bank	$10,961	10.12%	$4,332	4.00%		$6,498	6.00%
Tier I Capital to Average Assets
Consolidated	$10,424	7.28%	$5,727	4.00%	$	N/A	N/A
Bank	$10,961	7.67%	$5,713	4.00%		$7,141	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. REGULATORY MATTERS (Continued)

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

As of December 31, 2002:
Total Capital to Risk Weighted Assets
Consolidated	$9,965	10.60%	$7,523	8.00%	$	N/A	N/A
Bank	$10,432	11.10%	$7,521	8.00%		$9,401	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$9,033	9.61%	$3,762	4.00%	$	N/A	N/A
Bank	$9,500	10.11%	$3,760	4.00%		$5,641	6.00%
Tier I Capital to Average Assets
Consolidated	$9,033	7.65%	$4,722	4.00%	$	N/A	N/A
Bank	$9,500	8.05%	$4,721	4.00%		$5,902	5.00%

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash, Due From Banks, Interest-bearing Deposits in Banks, and Federal Funds Sold: The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and federal funds sold approximate fair values.

Securities: Fair values for securities are based on available quoted market prices. The carrying values of restricted equity securities with no readily determinable fair value approximate fair value.

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

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

Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks, interest- bearing deposits in banks, and federal funds sold	$2,296,502	$2,296,502	$2,016,910	$2,016,910
Securities	42,285,021	42,314,764	29,510,174	29,564,155
Loans	92,788,493	95,164,050	84,848,269	86,645,985
Accrued interest receivable	471,722	471,722	420,073	420,073
Interest rate derivatives	75,161	75,161	92,167	92,167
Financial liabilities:
Deposits	95,827,516	97,122,995	84,719,929	87,550,964
Securities sold under repurchase agreements	1,841,302	1,841,302	755,577	755,577
Other borrowings	33,025,000	33,854,596	24,569,500	25,458,648
Accrued interest payable	1,053,282	1,053,282	1,182,112	1,182,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUPPLEMENTAL FINANCIAL DATA

Components of other income and expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2003	2002
Other income:
Mortgage origination fees	$342,367	$279,189
Income from life insurance policies	159,144	147,000
Other expenses:
Data processing	158,750	139,892
Postage and courier	78,785	80,755
Legal and professional	272,181	209,635
Directors fees	112,250	—

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of income, and cash flows of CNB Holdings, Inc. as of and for the years ended December 31, 2003 and 2002:

CONDENSED BALANCE SHEETS

	2003	2002
Assets
Cash	$341,408	$174,146
Investment in subsidiary	10,636,681	9,485,663
Other assets	342,221	20,316

Total assets	$11,320,310	$9,680,125

Liabilities
Other borrowings	$1,100,000	$569,500
Other liabilities	119,307	91,177

Total liabilities	1,219,307	660,677

Stockholders’ equity	10,101,003	9,019,448

Total liabilities and stockholders’ equity	$11,320,310	$9,680,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	2003	2002
Income, interest	$936	$15,618

Expenses
Interest	26,560	22,698
Other expense	98,525	54,882

Total expenses	125,085	77,580

Loss before income taxes and equity in undistributed income of subsidiary	(124,149)	(61,962)
Income tax benefits	(142,889)	—

Income (loss) before equity in undistributed income of subsidiary	18,740	(61,962)
Equity in undistributed income of subsidiary	860,947	162,000

Net income	$879,687	$100,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002
OPERATING ACTIVITIES
Net income	$879,687	$100,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiary	(860,947)	(162,000)
Net other operating activities	(227,509)	71,066

Net cash provided by (used in) operating activities	(208,769)	9,104

FINANCING ACTIVITIES
Proceeds from other borrowings	530,500	—
Proceeds from exercise of stock options	375,000	—
Proceeds from sale of treasury stock	70,531	151,960
Investment in subsidiary	(600,000)	—

Net cash provided by financing activities	376,031	151,960

Net increase in cash	167,262	161,064
Cash at beginning of year	174,146	13,082

Cash at end of year	$341,408	$174,146

NOTE 18. BUSINESS COMBINATION AND COMMON STOCK OFFERING

On September 24, 2003, the Company and First Capital Bancorp, Inc., a bank holding company based in Norcross, Georgia, entered into an Agreement and Plan of Merger whereby First Capital will merge with and into the Company. First Capital’s shareholders will receive shares of Company common stock for each share of First Capital common stock they own, resulting in an expected issuance of approximately 2.8 million shares of Company common stock on a fully diluted basis. The merger is subject to various terms and conditions, including shareholder and regulatory approvals. The merger will be accounted for as a purchase.

In connection with the merger, the Company has filed a registration statement to sell 750,000 to 1,000,000 shares of the Company’s common stock at a price of $12.00 per share.

NOTE 19. SUBSEQUENT EVENT

On March 12, 2004, the Company entered into an agreement and purchased approximately $30 million in SBA loans from a metro Atlanta lender, of which approximately $20 million was sold at par through a loan participation with First Capital Bancorp, Inc. These loans are with borrowers located throughout the State of Georgia.