Form 10QSB
period 2004-03-31
CNB HOLDINGS INC /GA/
filed 2004-05-14
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 000-23991

CNB HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	58-2362335 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 13, 2004

Common Stock, $1.00 par value	1,136,396

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,413,784	$1,523,041
Interest bearing deposits in banks	593,523	540,461
Federal funds sold	—	233,000
Investment securities:
Securities available-for-sale, at market value	31,423,511	34,229,850
Securities held-to-maturity, estimated fair value of $5,860,419 and $6,182,614, respectively	5,765,885	6,152,871
Restricted equity securities	1,256,000	1,902,300
Loans net of deferred loan fees and allowance for loan losses of $1,026,376 and $1,004,458, respectively	104,407,690	92,788,493
Premises and equipment (net)	767,804	786,532
Other assets	5,439,042	4,906,119

TOTAL ASSETS	$151,067,239	$143,062,667

LIABILITIES
Deposits:
Non interest-bearing demand	$12,007,492	$12,331,094
Interest-bearing demand and money market	8,693,676	8,564,680
Savings	68,461	81,292
Time deposits of $100,000 or more	42,450,937	31,971,172
Other time deposits	53,326,198	42,879,278

Total Deposits	116,546,764	95,827,516
Securities sold under repurchase agreements	1,040,055	1,841,302
Other borrowings	20,189,000	33,025,000
Other liabilities	2,692,930	2,267,846

TOTAL LIABILITIES	140,468,749	132,961,664
STOCKHOLDERS’ EQUITY:
Preferred stock, par value not stated; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; 1,284,999 and 1,272,500 issued respectively	1,284,999	1,272,500
Surplus	10,553,282	10,428,140
Accumulated other comprehensive (loss)- market valuation reserve on investment securities available-for-sale	(130,788)	(323,317)
Treasury stock	(1,190,536)	(1,199,823)
Unearned ESOP shares	(399,998)	(399,998)
Retained earnings	481,531	323,501

TOTAL STOCKHOLDERS’ EQUITY	10,598,490	10,101,003

TOTAL LIABILITIES AND EQUITY	$151,067,239	$143,062,667

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE
	THREE-MONTH
	PERIOD ENDED
	MARCH 31,
	2004	2003
Interest income loans and leases, including fees	$1,542,460	$1,441,902
Investment securities:
U.S. treasury securities .	—	—
U.S. government agencies	383,067	162,496
Other investments	42,906	44,369
Interest bearing deposits in banks	5,688	11,138

Total interest income	1,974,121	1,659,905

Interest expense:
Interest bearing demand and money market	16,730	36,880
Savings	88	168
Time deposits of $100,000 or more	244,593	202,567
Other time deposits	361,953	381,040
Other borrowings	180,103	169,754

Total interest expense	803,467	790,409

Net interest income	1,170,654	869,496

Provision for possible loan losses	69,000	79,900

Net interest income after provision for possible loan losses	1,101,654	789,596

Other income:
Service charges on deposit accounts	16,510	13,367
Gains on the sale of loans and leases (net)	182,113	181,199
Other income	58,713	138,790

Total other income	257,336	333,356

Other expense:
Salaries and other compensation	485,150	476,420
Employee benefits	129,830	106,401
Net occupancy and equipment expense	124,770	133,380
Professional and other outside services	153,352	79,055
Other expense	197,953	178,166

Total other expenses	1,091,055	973,422

Net income before income taxes	267,935	149,530
Income taxes	109,906	21,704

Net income	$158,029	$127,826

Basic earnings per share	$0.14	$0.12

Diluted earnings per share	$0.13	$0.12

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE
	THREE-MONTH
	PERIOD ENDED
	MARCH 31,
	2004	2003
Net income	$158,029	$127,826
Other comprehensive income
Unrealized holding gains on securities available for sale:
Unrealized holding gains arising during period net of tax of $117,547 and $11,299, respectively .	208,972	20,088
Reclassification adjustment for gains realized in net income, net of tax of $-0- and $162, respectively	—	(289)
Unrealized gains (losses) on cash flow hedges, net of tax of $9,249 and $2,861, respectively .	(16,443)	(5,086)

Other comprehensive income	192,529	14,713

Comprehensive income	$350,558	$142,539

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE
	THREE-MONTH
	PERIOD ENDED
	MARCH 31,
	2004	2003
Cash flows from operating activities:
Net income	$158,029	$127,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	55,507	65,031
Depreciation and amortization of premises and equipment	32,862	42,454
Gain on sale of investment securities available-for-sale	—	(451)
Gain on sale of loans	(182,113)	(181,199)
Loss on sale of repossessed assets.	38,522	14,046
Provision for loan losses	69,000	79,900
(Increase)/decrease in other assets	(877,252)	21,702
Increase in other liabilities	425,084	125,831

Net cash provided by (used in) operating activities	(280,361)	295,140

Cash flows from investing activities:
Maturities of investment securities available-for-sale	3,107,366	4,351,086
Proceeds from sale of investment securities available-for-sale	—	566,270
Purchases of investment securities available for sale	(4,167)	—
Maturities of securities held to maturity	372,739	992,890
Redemptions of restricted equity securities	646,300	—
Proceeds from sale of loans and leases	2,851,166	2,705,963
Loans originated, net of principal repayments	(14,366,250)	(2,791,295)
Proceeds from sale of repossessed assets.	196,316	34,400
Purchases of premises and equipment	(14,133)	(161,845)

Net cash used in investing activities	(7,210,663)	5,697,469

Cash flows from financing activities:
Sale of treasury stock	18,119	15,095
Exercise of stock options	101,709	—
Decrease in other borrowed funds	(12,836,000)	(7,000,000)
Increase (decrease) in deposits	20,719,248	2,930,081
Increase (decrease) in securities sold under repurchase agreements	(801,247)	981,543

Net cash provided by financing activities	7,201,829	(3,073,281)

Net increase (decrease) in cash and cash equivalents	(289,195)	2,621,328
Cash and cash equivalents, beginning of period	2,296,502	2,016,910

Cash and cash equivalents, end of period	$2,007,307	$4,638,238

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS
ENDED MARCH 31, 2004
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited financial statements for CNB Holdings, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Form 10-KSB.

     The consolidated financial statements include the accounts of the Company and it wholly owned subsidiary Chattahoochee National Bank (the “Bank”) with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 — EARNINGS PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period, which totaled 1,130,543 shares for the three months ended March 31, 2004. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding plus common stock equivalents during the period, which totaled 1,243,558 shares for the three months ended March 31, 2004.

     STOCK COMPENSATION PLANS

     At March 31, 2004, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$158,029	$127,826
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—

Pro forma net income	$158,029	$127,826

Earnings per share:
Basic — as reported	$0.14	$0.12

Basic — pro forma	$0.14	$0.12

Diluted — as reported	$0.13	$0.12

Diluted — pro forma	$0.13	$0.12

NOTE 3 — LOANS AND LEASES RECEIVABLE

     Major classifications of loans and leases are as follows in thousands (000):

	MARCH 31, 2004	DECEMBER 31, 2003
Commercial Loans	$30,910	$29,552
Real Estate — construction	8,018	8,888
Real Estate — mortgage	63,485	52,339
Lease financing	945	1,206
Installment and other loans to individuals	2,250	1,983

Subtotal	105,608	93,968
Less: Deferred loan fees and costs	174	176
Less: Allowance for loans and lease losses	1,026	1,004

Loans and leases receivable, net	$104,408	$92,788

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income-market valuation reserve on investment securities available-for-sale and cash flow hedges is as follows:

		Cash Flow
	Securities	Hedges	Total
Beginning balance — January 1, 2004	$(288,378)	$(34,939)	$(323,317)
Current — period change	208,972	(16,443)	192,529

Ending balance — March 31, 2004	$(79,406)	$(51,382)	$(130,788)

NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Quarterly Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended. Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about CNB Holdings, Inc. (the “Company”) and its wholly-owned subsidiary, Chattahoochee National Bank (the “Bank”) in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Fulton County, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards and (iv) changes in the legislative and regulatory environment. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank’s non-interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner that its liabilities) within the next six months, continued decreases in interest rates could result in reduced earnings. Many of the forgoing factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

Proposed Merger with First Capital Bancorp, Inc.

     On September 24, 2003, the Company entered into a merger agreement with First Capital Bancorp, Inc. (“First Capital”), for a proposed merger of equals, whereby First Capital will merge with and into the Company. The Company will be the surviving company after the merger. The merger will combine the Company’s and First Capital’s businesses under a single holding company named CNB Holdings, Inc. As a result of the merger, the Company will own First Capital’s state bank subsidiary, First Capital Bank. On April 30, 2004, the shareholders of both the Company and First Capital approved the merger.

     After the merger, our combined company will provide a full line of commercial and consumer services and products and will operate three bank offices located in Fulton and Gwinnett Counties. Completion of the merger is subject to satisfaction of all conditions included in approvals from applicable regulatory authorities. As set forth in the Federal Reserve’s approval letter dated February 23, 2004, at the consummation of the merger, the combined company and each of its subsidiary banks must be well capitalized. In order to enhance the Company’s capital position, the Company commenced a stock offering to First Capital and the Company’s shareholders on a pro rata basis in which we have accepted subscriptions for $15 million of shares of the Company’s common stock at a price of $12.00 per share, which when completed, will satisfy this requirement. The parties expect the merger to close on May 28, 2004.

FINANCIAL CONDITION

     Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank’s financial condition are discussed in detail below.

     Total assets increased from $143,062,667 on December 31, 2003 to $151,067,239 on March 31, 2004, an increase of $8,004,572. This increase was due to an $11,619,197 increase in net loans, a $3,839,625 decrease in investment securities, and a $289,195 decrease in cash and cash equivalents. Deposits increased $20,719, 248 to fund the balance sheet growth and to replace the decreases in securities sold under repurchase agreements of $801,247 and other borrowings of $12,836,000.

     The $20,719,248 increase in deposits resulted from an increase of $10,479,765 in time deposits of $100,000 or more, and increase of $10,446,920 in other time deposits, an increase of $128,996 in interest-bearing demand and money market accounts, and a decrease of $323,602 in non interest-bearing demand accounts. Brokered deposits made up all of the increase in time deposits of $100,000 or more.

Allowance for Loan Losses

     The allowance for loan losses as of March 31, 2004 was $1,026,376 compared to $1,004,458 as of December 31, 2003. The allowance for loan losses, as a percentage of total gross loans, for March 31, 2004 was 0.97%, compared to 1.07% as of December 31, 2003. The decrease in the allowance as a percentage of gross loans during the first quarter of 2004 was prompted by the acquisition of $31,389,000 aggregate principal amount of an existing loan portfolio that consists of approximately 270 commercial loans with a total aggregate principal balance of approximately $100.1 million. The remaining approximately $68.7 million aggregate principal amount of loans in the portfolio will continue to be held by other third party investors. Of the $31,389,000 principal amount of loans purchased by the Bank, it sold a participation interest in the loans of $21.4 million to First Capital Bank. The purchase price for the loans and the servicing rights acquired equaled the principal balance of the loans acquired, or approximately $31,389,000. Additionally, the seller was required to establish an escrow reserve totaling approximately $4,503,003 from which funds will be payable to the Bank, and First Capital Bank as a result of its participation interest in the loans, to offset specified losses and collection expenses on the loans acquired by the Bank. The escrow reserve funds in excess of $800,000 that are not used to offset losses and pay collection expenses will be released to the seller at various times over a five-year period. In connection with the Bank’s acquisition of the loans, First Capital Bank has agreed to extend a $5 million line of credit to the seller for the seller to use, in part, to fund initial draws on the required escrow reserve, if necessary. The current reserve requirements for the $31,389,000 portfolio based on the Bank’s assessment is $726,099.54 and the remaining escrow reserve balance is $4,503,003. The escrow reserve is considered adequate for the purchased Small Business Administration Loan portfolio. Neither the purchased portfolio or its reserves is included in the Bank’s allowance for loan loss calculation since this purchased portfolio’s reserve cannot be utilized for the balance of the Bank’s portfolio and the adequacy of the reserve precludes the necessity for general reserves at this time. During the second quarter of 2004, a review of the Bank’s loan portfolio by an independent firm will be conducted. The purpose of this review, which is conducted regularly, will be to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review is expected to include analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report will be reviewed by the Bank’s Board of Directors and management. The Bank will continue engaging, on a biannual basis, an independent firm to review the Bank’s loan portfolio. In addition to the independent reviews, the Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Bank’s Board of Directors and management. Information provided from the above two independent sources, together with information provided by the management and other information known to the Bank’s Board of Directors, is utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Liquidity and Sources of Capital

     Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $2.0 million, representing 1.33% of total assets. Securities amounted to $38.5 million, representing 25.4% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company’s ability to maintain and expand its deposit base and borrowing capabilities are also a source of liquidity. For the three-month period ended March 31, 2004, total deposits increased $20.7 million. During this quarter, the Bank raised $10.5 million in brokered deposits with maturities of one to two years. At the time, these brokered deposits were cheaper than raising deposits with similar maturities in our local market. Additionally, the bank raised $10.5 million in other time deposits. The bank used the increase in deposits to purchase Small Business Administration loans totaling $10.0 million and repaid other borrowings of $12.8 million. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

     This table below illustrates the Company’s regulatory capital ratios at the date indicated:

		MINIMUM
		REGULATORY
	MARCH 31, 2004	REQUIREMENT
Tier 1 Capital	10.11%	4.0%
Tier 2 Capital	0.93	—

Total risk-based capital ratio	11.04%	8.0%

Leverage ratio	7.67%	3.0%

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2004

     Net income for the three-month period ended March 31, 2004 was $158,029 compared to $127,826 for the same period in 2003. Earnings per share for the three-month period ended March 31, 2004 were $0.14 basic and $0.13 diluted compared to basic and diluted earnings per share of $0.12 for the same period in 2003. The following is a brief discussion of the more significant components of net income during this period:

a.	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

March 31, 2004

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Interest-bearing deposits in banks	$2,164,251	$5,688	1.06%
Securities	40,521,485	425,973	4.23%
Loans	98,271,325	1,542,460	6.32%

Total	$140,903,061	$1,974,121	5.63%

Deposits	$94,417,698	$623,364	2.66%
Securities sold under repurchase agreements	1,677,125	2,976	0.71%
Other borrowings	27,224,495	177,127	2.62%

Total	$123,319,318	$803,467	2.62%

Net interest income		$1,170,654	3.01%

Net yield on earning assets			3.34%

March 31, 2003

Interest		Interest	Annualized
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Interest-bearing deposits in banks	$3,322,526	$11,138	1.36%
Securities	27,157,436	206,865	3.09%
Loans	85,683,424	1,441,902	6.82%

Total	$116,163,386	$1,659,905	5.80%

Deposits	$77,734,265	$620,655	3.24%
Securities sold under repurchase agreements	1,326,237	4,621	1.41%
Other borrowings	19,726,234	165,133	3.40%

Total	$98,786,736	$790,409	3.24%

Net interest income		$869,496	2.56%

Net yield on earning assets			3.04%

b.	Total other income for three-month period ended March 31, 2004 amounted to $257,336 compared to $333,356 in 2003. In the first quarter of 2004, the Bank sold loans totaling $2,851,166 without recourse, recognizing a gain of $182,113 or 70.77% of total other income. Loans sold in the first quarter of 2003 totaled $2,524,764, recognizing a gain of $181,199 or 54.36% of total other income. Service charges on deposit accounts were $16,510 or 6.42% of total other income compared to $13,367 or 4.00% in the first quarter of 2003. Of the $58,714 of miscellaneous other income or 22.82% of total other income, $49,428 or 84.18% of miscellaneous other income consists of origination and fee income from mortgage loans, which are not added to the Bank’s loan portfolio. For 2003, of the $138,790 of miscellaneous other income, or 41.63% of total other income, $106,562 or 76.78% related to mortgage origination activity. Income from increased cash surrender values of bank owned life insurance was $39,848 or 67.87% of miscellaneous other income and 15.48% of total other income compared to $40,463 or 29.28% of miscellaneous other income and 12.19% of total other income for the period ended March 31, 2003. We had losses on the sale of repossessed equipment of $7,200 for the three-month period ended March 31, 2004 compared to $14,046 in 2003. We had losses on the sale of other real estate owned of $31,322 compared to no such losses in 2003. These losses reduced total other income for the period just ended March 31, 2004.

c.	Operating expenses for the three-month period ended March 31, 2004 amounted to $1,091,055 compared to $973,422 in 2003, with the largest expense being related to salaries and employee benefits and miscellaneous other expense. On an annualized basis, this represents 2.89% of total assets in 2004 compared to 3.35% in 2003. The increase in salaries and employee benefits was largely due to annual salary increases and additional performance bonuses, including an accrual for an Employee Stock Ownership Plan. The increase in professional and other outside services were primarily increases in loan, legal and collection costs. The increase in miscellaneous other expense was due to costs for the repossession and disposition of other repossessed assets and the acquisition of other real estate owned.

     The Bank’s net interest margin has increased for the three month period ended March 31, 2004 compared to the period. Certificates repriced to lower rates in the third and fourth quarter of 2003 and the current period. This repricing caused this positive variance compared to the same period in 2003.

     The Company recorded income taxes of $109,906 for the first quarter of 2004 compared to $21,704 during the same period last year.

     Mortgage-backed securities with a total par value of $12.4 million were sold on April 5, 2004, resulting in a pre-tax loss on sale of $296,000. These securities are being replaced with US Agency bonds that have less exposure to price volatility caused by changes in market rates and more predictable cash flow streams.

     Prior to the signing of the merger agreement with First Capital Bancorp, Inc., the company entered into certain contracts with various data processing service providers to convert to another data processing system. Both First Capital Bancorp, Inc. and the company are currently evaluating whether to convert to the new data processing system. As of March 31, 2004, the company has capitalized approximately $309,000 of costs related to the conversion. If the company decides not to convert to the new data processing system, these costs plus an additional estimated maximum cost of $240,000 to cancel these contracts may be expensed in the period in which the decision is made.

ITEM 3. CONTROLS AND PROCEDURES.

     Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. As of March 31, 2004, management, including the Company’s principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, the principal executive and financial officer has concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the first quarter of 2004. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with this Report:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification
32.1	Section 1350 Certification

(b) Reports on Form 8-K. On February 20, 2004, the Company furnished an 8-K regarding its press release announcing financial results for the year-ended December 31, 2003. In addition, on March 12, 2004 the Company filed an 8-K regarding the resignation of W. David Sweatt from the Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	By:	/s/ H. N. Padget, Jr.

H. N. Padget, Jr., President and Chief Executive Officer
(principal executive officer, principal financial and accounting officer)