Form 10QSB
period 2004-06-30
CNB HOLDINGS INC /GA/
filed 2004-08-11
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 000-23991

CNB HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	58-2362335 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2004

Common Stock, $1.00 par value	5,014,504

Transitional Small Business Disclosure Format: Yes [ ] No [X]

CNB HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
June 30, 2004
(Unaudited)

ASSETS
Cash and due from banks	$14,436,505
Interest bearing deposits in banks	1,030,000
Federal funds sold and overnight investments	8,800,433
Investment securities:
Securities available-for-sale, at market value	139,135,469
Securities held-to-maturity, estimated fair value of $8,051,938	7,973,128
Restricted equity securities	7,498,500
Loans net of deferred loan fees and allowance for loan losses of $5,572,513	457,704,831
Premises and equipment (net)	656,151
Goodwill	7,144,056
Core deposit intangible	1,249,050
Other assets	10,467,532

TOTAL ASSETS	$656,095,655

LIABILITIES
Deposits:
Non interest-bearing demand	$62,787,366
Interest-bearing demand and money market	118,416,009
Savings	93,227
Time deposits of $100,000 or more	143,305,043
Other time deposits	132,905,387

Total deposits	457,507,032
Federal funds purchased and securities sold under repurchase agreements	3,853,028
Other borrowings	131,416,901
Other liabilities	3,672,566
Subordinated debt	6,392,000

TOTAL LIABILITIES	602,841,527

SHAREHOLDERS’ EQUITY
Preferred stock, no par value;
10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $1.00 per share;
10,000,000 shares authorized; 5,160,167 issued	5,160,167
Surplus	35,884,706
Treasury stock	(1,145,425)
Unearned ESOP shares	(399,998)
Retained earnings	15,120,362
Accumulated other comprehensive loss	(1,365,684)

TOTAL SHAREHOLDERS’ EQUITY	53,254,128

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$656,095,655

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE		FOR THE
	THREE-MONTH		SIX-MONTH
	PERIOD ENDED		PERIOD ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Interest Income:
Loans and leases, including fees	$5,353,197	$3,937,134	$9,631,045	$7,882,204
Investment securities:
U.S. Treasury and government agencies	255,727	145,492	435,796	439,426
Mortgage-backed securities	862,902	544,128	1,619,244	935,360
Other investments	289,736	295,901	588,224	642,463
Interest-bearing deposits in banks	6,461	—	7,982	—
Federal funds sold and overnight investments	10,684	13,487	25,466	23,185

Total interest income	6,778,707	4,936,142	12,307,757	9,922,638

Interest expense:
Interest-bearing demand, money market and savings	213,880	150,453	361,476	290,831
Time deposits of $100,000 or more	827,608	869,954	1,647,985	1,771,671
Other time deposits	606,863	633,250	1,087,695	1,295,189
Federal funds purchased, securities sold under repurchase agreements and other borrowings	1,294,520	998,053	2,194,359	2,122,598

Total interest expense	2,942,871	2,651,710	5,291,515	5,480,289

Net interest income	3,835,836	2,284,432	7,016,242	4,442,349
Provision for loan losses	800,000	40,000	850,000	100,000

Net interest income after provision for loan losses	3,035,836	2,244,432	6,166,242	4,342,349

Other income:
Service charges on deposit accounts	20,972	18,148	36,214	37,690
Loan servicing fee income	117,046	1,358	132,363	2,788
Gains on sale of loans (net)	13,233	—	32,250	—
Gains (losses) on sale of securities available-for-sale, net	—	(12,349)	—	(48,726)
Other income	57,659	63,788	98,754	132,992

Total other income	208,910	70,945	299,581	124,744

Other expense:
Salaries and other compensation	1,722,591	1,081,820	3,006,180	2,056,481
Net occupancy and equipment expense	214,641	146,110	377,626	285,692
Other expense	790,252	502,651	1,475,066	946,553

Total other expenses	2,727,484	1,730,581	4,858,872	3,288,726

Net income before income tax	517,262	584,796	1,606,951	1,178,367
Income tax expense	173,689	211,733	560,053	427,273

Net income	$343,573	$373,063	$1,046,898	$751,094

Basic earnings per share	$0.11	$0.17	$0.39	$0.35

Fully diluted earnings per share	$0.10	$0.16	$0.38	$0.32

Cash dividends per common share	—	$0.03	—	$0.03

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE		FOR THE
	THREE-MONTH		SIX-MONTH
	PERIOD ENDED		PERIOD ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Net income	$343,573	$373,063	$1,046,898	$751,094

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period, net of tax	(1,231,688)	235,716	(1,307,701)	251,297
Reclassification adjustment for (gains) losses realized in net income, net of tax	—	7,903	—	31,185
Unrealized gains (losses) on cash flow hedges, net of tax	(3,208)	—	(3,208)	—

Other comprehensive income (loss)	(1,234,896)	243,619	(1,310,909)	282,482

Comprehensive income (loss)	$(891,323)	$616,682	$(264,011)	$1,033,576

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE
	SIX-MONTH
	PERIOD ENDED
	JUNE 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,046,898	$751,094
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of investment securities	9,660	506,538
Depreciation and amortization of premises and equipment	132,031	100,441
Gain on sale of other real estate	(9,097)	—
Net loss on sales of available-for-sale securities	—	48,726
Net gain on sales of premises and equipment	—	(9,575)
Provision for loan losses	850,000	100,000
Decrease (increase) in other assets	837,200	(1,253,717)
Decrease in other liabilities	(2,340,430)	(572,972)

Net cash provided by operating activities	526,262	(349,465)

Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	2,020,000	22,487,500
Principal repayments from mortgage-backed securities	15,326,416	13,688,424
Purchases of investment securities available-for-sale	(16,856,438)	(50,142,184)
Proceeds from maturities of other investments	9,400	105,300
Proceeds from sales of investment securities available-for-sale	—	896,557
Net increase in loans	(52,826,370)	(5,108,486)
Net cash acquired in business combination	6,462,635	—
Proceeds from the sale of other real estate owned	1,085,539	—
Purchases of premises and equipment	(326,780)	(37,515)
Proceeds from sale of premises and equipment	—	11,488

Net cash used in investing activities	(45,105,598)	(18,098,916)

Cash flows from financing activities:
Net increase in deposits	48,572,847	17,246,987
Net decrease in federal funds purchased and securities sold under repurchase agreements	(8,311,972)	(9,699,699)
Net proceeds from advances from Federal Home Loan Bank	5,288,362	17,743,700
Net decrease in other borrowings	(4,000,000)	—
Proceeds from rights offering	14,887,467	—
Payment for fractional shares	(49)	—
Proceeds from sale of treasury stock	33,643	—
Proceeds from exercise of common stock options	277,646	—
Cash dividends paid on common stock	—	(150,001)

Net cash provided by financing activities	56,747,944	25,140,987

Net increase in cash and cash equivalents	12,168,608	6,692,606
Cash and cash equivalents, beginning of period	12,098,330	7,754,964

Cash and cash equivalents, end of period	$24,266,938	$14,447,570

Acquisition of subsidiary
Capital stock issued	$15,989,831

Assets acquired (liabilities assumed)
Cash and due from banks	1,162,669
Federal funds sold and overnight investments	5,299,966
Securities available-for-sale	36,872,956
Restricted equity securities	1,506,000
Derivative	31,986
Loans, net	102,995,192
Premises and equipment	124,085
Goodwill	7,144,056
Core deposit intangible	1,273,676
Other assets	7,195,505
Deposits	(116,397,828)
Other borrowings	(26,986,639)
Other liabilities	(4,231,793)

$15,989,831

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

At June 30, 2004, the Company had two wholly-owned bank subsidiaries, Chattahoochee National Bank and First Capital Bank, and two wholly-owned non bank subsidiaries, Capital Financial Software, LLC, a limited liability company which markets and provides support of its software used by bankruptcy trustees and First Capital Statutory Trust I, a grantor trust formed to issue cumulative trust preferred securities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 — MERGER WITH FIRST CAPITAL BANCORP, INC.

On May 28, 2004, the Company acquired all of the outstanding common stock of First Capital Bancorp, Inc. (“FCB”). For accounting purposes, the acquisition has been treated as a recapitalization of FCB with FCB as the acquirer (reverse acquisition). The historical financial statements prior to May 28, 2004 are those of FCB. The discussion of financial condition and results of operations for the six-month period ended June 30, 2004 include six months of operations for FCB and one month of operations for CNB Holdings, Inc. Similarly, the results of operations for the quarter ended June 30, 2004 include three months of operations for FCB and one month of operations for CNB Holdings, Inc. The results of operations for the periods ended June 30, 2003 include only the operations of FCB.

The aggregate purchase price was $15,989,831. The purchase price was determined based on the average market price of CNB Holdings, Inc.’s common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. While the Company obtained third-party valuations of the core deposit intangible and other fair value adjustments, the allocation of the purchase price is subject to adjustment based on final valuations and the final determination of acquisition costs.

Cash, due from banks, Federal funds sold and overnight investments	$6,462,635
Securities available-for-sale	36,872,956
Restricted equity securities	1,506,000
Loans	102,995,192
Premises and equipment	124,085
Core deposit intangible	1,273,676
Goodwill	7,144,056
Other assets	7,227,491

Total assets acquired	$163,606,091

Deposits	116,397,828
Other borrowings	26,986,639
Other liabilities	4,231,793

Total liabilities assumed	$147,616,260

Net assets acquired	$15,989,831

The $1,273,676 core deposit intangible asset has a weighted-average life of approximately 4.3 years. The core deposit intangible asset is being amortized over the weighted average life using the straight-line method, which is not materially different than the interest method.

The $7,144,056 of goodwill was assigned to CNB. Of that total amount, none is expected to be deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the six months ended June 30, 2004 and 2003 as though the companies had combined as of January 1, 2004 and 2003 follow:

	2004	2003
Net interest income	$9,329,000	$6,922,000
Net income	344,000	1,245,000
Basic earnings per share	.07	.28
Diluted earnings per share	.07	.27

NOTE 3 — EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, which totaled 3,204,247 and 2,698,149 shares for the three months and the six months ended June 30, 2004, respectively. The average number of shares outstanding totaled 2,155,977 and 2,155,977 for the three months and the six months ended June 30, 2003, respectively.

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	3,204,247	2,155,977	2,698,149	2,155,977

Net income	$343,573	$373,063	$1,046,898	$751,094

Basic earnings per share	$0.11	$0.17	$0.39	$0.35

Diluted Earnings Per Share:
Weighted average common shares outstanding	3,204,247	2,155,977	2,698,149	2,155,977
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	59,179	56,838	49,866	56,838
Shares held by rabbi trust	9,533	—	9,533	—
Net effect of the assumed conversion of subordinated convertible debentures	—	332,224	—	332,224
Total weighted average common shares and common stock equivalents outstanding	3,272,959	2,545,039	2,757,548	2,545,039

Net income as reported	$343,573	$373,063	$1,046,898	$751,094
Net effect of the assumed conversion of subordinated convertible debentures	—	26,614	—	52,281

Net income adjusted for the effect of the assumed conversion of convertible subordinated debentures	$343,573	$399,677	$1,046,898	$803,375

Diluted earnings per share	$.10	$0.16	$.38	$0.32

Diluted earnings per share were previously reported in a press release and 8-K of $.16 and $.42 for the three and six month periods ended June 30, 2004, respectively. The net effect of the conversion of subordinated convertible debentures for the three- and six-month periods ended June 30, 2004 was anti-dilutive and, therefore, should not have been included in the computation of diluted earnings per share.

NOTE 4 — STOCK COMPENSATION PLANS

The Company has two stock-based employee compensation plans for granting options to directors and employees. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$343,573	$373,063	$1,046,898	$751,094
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	9,971	19,942	25,082	26,073
Pro forma net income	$333,602	$353,121	$1,021,816	$725,021
Earnings per share:
Basic – as reported	$.11	$.17	$.39	$.35
Basic – pro forma	.10	.16	.38	.34
Fully diluted – as reported	.10	.16	.38	.32
Fully diluted – pro forma	$.10	$.15	$.37	$.31

NOTE 5 — RECENT ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The Company adopted the reporting requirements of FIN 46R as of January 1, 2004. In accordance with FIN 46R, trust preferred securities were deconsolidated as of January 1, 2004 and reported as other liabilities on the consolidated balance sheet. The interpretations have not had a material effect on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipated,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation (a) the effects of future economic conditions on the Company and its customers; (b) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (c) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (d) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; (e) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (f) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (g) technological changes; (h) acquisition and integration of acquired businesses; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral in various financial assets and liabilities; (j) acts of war or terrorism. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Critical Accounting Estimates

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company, which are deemed “critical”. In determining which accounting policies are “critical” in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company’s financial statements. Financial results could differ significantly if different judgments or estimates are applied.

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

FINANCIAL CONDITION

Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company’s financial condition is presented below.

On June 30, 2004 total assets were $656.1 million, compared to $439.4 million on December 31, 2003, an increase of $216.7 million, or 49.3%. Most of this growth occurred in loans, which increased $155.0 million, or 51.2% from $302.7 million on December 31, 2003 to $457.7 million on June 30 2004. The combination of FCB and CNB accounted for $103.5 million of the increase. Investment securities increased $35.8 million, or 30.1%, from $118.8 million on December 31, 2003 to $154.6 million on June 30, 2004. The combination of FCB and CNB resulted in an increase of $37.7 million. Goodwill and core deposit intangibles were $7.1 million and $1.2 million, respectively, on June 30, 2004, compared to zero on December 31, 2004. All of the growth in goodwill and core deposits intangibles was due to the combination of FCB and CNB.

On June 30, 2004 total liabilities were $602.8 million, compared to $418.8 million on December 31, 2003, an increase of $184.0 million, or 43.9%. The majority of this growth occurred in deposits, which increased $165.0 million, or 56.4% from $292.5 million on December 31, 2003 to $457.5 million on June 30, 2004. Non-interest bearing demand deposits grew from $28.7 million or 9.8% of total deposits on December 30, 2003 to $62.9 million or 13.7% of total deposits. Included in the deposit growth was $117.5 million in total deposits and $15.5 million in non-interest bearing demand deposits as the result of the combination of FCB and CNB. Federal funds purchased, securities sold under repurchase agreements and other borrowings were $135.3 million on June 30, 2004, compared to $118.0 million on December 31, 2003, an increase of $17.3 million, or 14.7%. Included in this increase was $25.6 million from the combination of FCB and CNB.

On June 30, 2004, total shareholders’ equity was $53.3 million, compared to $20.6 million on December 31, 2003, an increase of $32.7 million, or 158.7%. The increase resulted primarily from the combination of FCB and CNB, the rights offering that was completed in the second quarter of 2004, and retained net profits.

Allowance for Loan Losses

The allowance for loan losses as of June 30, 2004 was $5.6 million. The allowance for loan losses, as a percentage of total gross loans, at June 30, 2004 was 1.2%. Approximately 65% of the second quarter’s 2004 provision for loan losses was related to loan growth. During the second quarter of 2004, a review of Chattahoochee National Bank’s loan portfolio by an independent firm was conducted. The purpose of this review, which is conducted regularly, was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. A similar review of First Capital Bank’s loan portfolio was conducted by an independent firm during the fourth quarter of 2003. The Company plans to continue engaging, on an annual basis, an independent firm to review both Chattahoochee National Bank’s and First Capital Bank’s loan portfolios. In addition to the independent reviews, the Company’s regulators also conduct annual examinations of the loan portfolio. Upon completion, the regulator presents its report of findings to the Company’s Board of Directors and management. Information provided from these independent sources, together with information provided by management and other information known to the Company’s Board of Directors, is utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Company’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

The following table summarizes the allowance for loan losses for the six-month periods ended June 30, 2004 and 2003.

	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$360,881	$278,860

Allowance for loan losses balance, beginning of period	$3,306	$3,356

Less charge-offs
Commercial loans	—	—
Real estate loans	—	—
Consumer loans	—	—

Total charge-offs	—	—

Plus recoveries
Commercial loans	—	—
Real estate loans	—	—
Consumer loans	—	—

Total recoveries	—	—

Net charge-offs	—	—

Plus provision for loan losses	850	100
Plus amount acquired in business combination	1,416	—

Allowance for loan losses balance, end of period	$5,572	$3,456

Net charge-offs to average loans	—%	—%

The following table is a summary of nonaccrual, past due and restructured debt.

	June 30, 2004
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)
Real estate loans	$691	$—	$—
Commercial loans	900	—	—
Consumer loans	—	—	—

Total	$1,591	$—	$—

	June 30, 2003
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)
Real estate loans	$93	$—	$—
Commercial loans	—	—	—
Consumer loans	—	—	—

Total	$93	$—	$—

Accrual of interest is discontinued on a loan when management determines, upon consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. The $1.6 million in nonaccrual loans at June 30, 2004 included $1.2 million of SBA loans, of which $0.9 million was guaranteed by SBA, and $0.2 million in loans secured by real estate. Therefore, our exposure to losses is considered minimal.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms, except as noted above.

Liquidity and Sources of Capital

Liquidity involves the Company’s ability to maintain adequate cash flows to fund operations and meet obligations and other commitments on a timely and cost-effective basis. While the desired level of liquidity will vary depending upon a variety of factors, management’s primary goal is to maintain a sufficient level of liquidity in all expected economic environments. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets these requirements.

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Company has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. Additionally, First Capital Bank and Chattahoochee National Bank are members of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $241.2 million were available on June 30,

2004, of which $130.0 million was outstanding. The Company also had federal funds back-up lines of credit totaling $39.0 million, of which $3.9 million was outstanding on June 30, 2004.

In order to enhance the Company’s capital position, the Company completed a rights offering to CNB and FCB shareholders during the second quarter. The Company issued 1.25 million shares of its common stock at a price of $12.00 per share, or $15 million.

As of June 30, 2004, First Capital Bank was considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements. Chattahoochee National Bank was considered to be adequately-capitalized. The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

		FOR CAPITAL	TO BE
		ADEQUACY	WELL
	ACTUAL	PURPOSES	CAPITALIZED
As of June 30, 2004
Total Capital to Risk Weighted Assets:
Consolidated	10.88%	8%	N/A
Chattahoochee National Bank	8.99%	8%	10%
First Capital Bank	11.05%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	9.82%	4%	N/A
Chattahoochee National Bank	7.76%	4%	6%
First Capital Bank	10.07%	4%	6%
Tier I Capital to Average Assets:
Consolidated	9.71%	4%	N/A
Chattahoochee National Bank	6.20%	4%	5%
First Capital Bank	8.62%	4%	5%

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect, except as noted above.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. At June 30, 2004, we had outstanding commitments to extend credit of approximately $152.1 million and outstanding standby letters of credit of approximately $4.1 million.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2004

Net income for the quarter ended June 30, 2004 totaled $343,573, or $0.11 per basic and $0.10 per fully diluted share compared to $373,063, or $0.17 per basic and $0.16 per fully diluted share for the same period in 2003.

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of the Company’s revenue. The Company actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Since market forces and economic conditions beyond the Company’s control determine interest rates, the ability to generate net interest income depends upon management’s ability to maintain an adequate spread between the average rate paid on interest-bearing liabilities and the average rate earned on interest-earning assets.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the quarters ended June 30, 2004 and 2003.

	Three Months Ended June 30,
	2004			2003
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances (1)	Expense	Rates	Balances (1)	Expense	Rates
	(Dollars in Thousands)
Federal funds sold and interest-bearing deposits	$5,976	$17	1.15%	$4,640	$13	1.17%
Securities (2)	130,384	1,408	4.33	100,987	986	3.91
Loans, net of deferred fees (3)(4)	393,964	5,353	5.45	279,116	3,937	5.66

Total earning assets	530,324	6,779	5.13%	384,743	4,936	5.15%

Unrealized gains (losses) on securities (2)	(841)			463
Allowance for loan losses	(4,104)			(3,434)
Cash and due from banks	10,171			5,529
Other assets	9,152			4,344

Total	$544,702			$391,645

Transaction and money market deposits	$103,302	$167	.65%	$72,269	$150	.84%
Time deposits	219,853	1,481	2.70	180,568	1,503	3.34
Other borrowings	125,534	1,151	3.68	92,597	854	3.70
Subordinated debt	6,392	144	9.02	6,392	144	9.02

Total interest-bearing liabilities	455,081	2,943	2.59%	351,827	2,652	3.02%

Non interest-bearing demand deposits	55,486			18,364
Other liabilities	2,652			2,120
Shareholders’ equity	31,483			19,334

Total	$544,702			$391,645

Net interest income		3,836			2,284

Net interest spread			2.54%			2.13%
Net yield on average interest-earning assets			2.89%			2.38%

(1) Average balances are daily averages.

(2) Securities available for sale are reported at amortized cost.

(3) Loans include non-accrual loans and are net of deferred fees.

(4) Interest and fees on loans includes fees of $253,000 and $193,000 for the quarters ended June 30, 2004 and 2003, respectively.

Net interest income totaled $3,836,000 for the quarter ended June 30, 2004, an increase of $1,552,000, or 68.0% over the same period in 2003. $558,000 of the increase was attributable to the combination of FCB and CNB. Average interest-earning assets increased $145.6 million, or 37.8% over 2003, reflecting growth in both the loan and securities portfolios. The combination of FCB and CNB contributed $49.2 million of the total growth in interest-

earning assets. Exclusive of this growth, loans increased $79.9 million on average and securities increased $16.9 million on average from period to period. The significant growth in our loan portfolio is the result of the purchase of a $20 million loan portfolio combined with a strong loan demand in our market area. Our primary interest-earning assets are loans, which represented 74.3% of average interest-earning assets at June 30, 2004, compared to 72.5% at June 30, 2003.

The increase in interest-earning assets was funded by a combination of interest-bearing liabilities and non interest-bearing demand deposits. Average interest-bearing liabilities increased $103.3 million, or 29.3%, and average non interest-bearing demand deposits increased $37.1 million, or 202.1% over the quarter ended June 30, 2003 and 2004. The combination of FCB and CNB contributed $42.3 million of the total growth in interest-bearing liabilities and $4.9 million of the total growth in non interest-bearing demand deposits. Exclusive of the combination, interest-bearing liabilities grew $36.4 million and non interest-bearing demand deposits $32.2 million on average from June 30, 2003 to June 30, 2004. The significant growth in deposits was the result of our deposit gathering programs. The growth in these deposits is expected to continually improve our net interest spread and net interest margin.

As reflected above, the net yield on average earning assets was 2.89% for the quarter ended June 30, 2004, compared to 2.38% for the quarter ended June 30, 2003. The rate earned on average earning assets was 5.13% for the quarter ended June 30, 2004, compared to 5.15% for the same period in 2003. While the average rate earned on interest-earning assets fell only two basis points, the average rate paid on interest-bearing liabilities fell 43 basis points, from 3.02% for the quarter ended June 30, 2003 to 2.59% for the quarter ended June 30, 2004. Prime rate was unchanged in both periods, but assets and liabilities that do not float with prime continued to reprice at current lower rates. For the second quarter of 2004, 10.5% of average earning assets were funded with non interest-bearing demand deposits, compared to 4.8% for the same period in 2003, which contributed to the improvement in net yield on average earning assets.

Total other income for the quarter ended June 30, 2004 increased $138,000, or 194.5%, to $209,000 compared to $71,000 for the same period in 2003. Of this increase, $66,000 was the result of the combination of operations of FCB and CNB. Exclusive of the combination, loan-servicing fees grew $69,000, from $1,000 in 2003 to $70,000 in 2004. Three loans were sold in the first quarter of 2004, resulting in income of $13,000, compared to none sold during the same period in 2003. No gains or losses on sales of securities were recognized in 2004, compared to $12,000 in losses recognized in 2003 related to sales of lower quality trust preferred issues. The main component of other income was license fee income generated from the Company’s Capital Financial Software subsidiary. The Company recognized $36,000 in license fee income during the three-month period in 2004, compared to $58,000 during the same period in 2003, a decrease of $22,000. The decrease in license fee income was due to lower deposits generated by this subsidiary.

Total other expenses increased $997,000 to $2,727,000 for the quarter ended June 30, 2004 compared to $1,731,000 for the same period in 2003. Salaries and benefits, which are the most significant portion of other expenses, also represented the most significant portion of the increases, growing by $641,000 to $1,723,000 for the quarter ended June 30, 2004 compared to $1,082,000 for the same period in 2003. Of this increase, $208,000 was due to the combination of FCB and CNB. Exclusive of the combination, salaries and benefits increased $433,000, which mainly resulted from the addition of new employees in business development groups. In addition, occupancy and equipment increased $69,000, due to both the leasing of additional space in the Norcross office and the combination of FCB and CNB. Finally, other expenses increased $288,000, or 57.2%, from $503,000 during the three months ended June 30, 2003 to $790,000 for the same period in 2004. Of this increase, $34,000 was attributable to the combination of FCB and CNB. The rest of the increase was mainly the result of higher business development expense, professional fees, data processing fees, lockbox processing fees and subscriptions in support of deposit gathering and business development initiatives.

The effective tax rate was 33.6% for the three months ended June 30, 2004 and 36.2% for the three months ended June 30, 2003. The decrease in the effective tax rate reflects the increase in non-taxable income for the three months ended June 30, 2003.

Six-Month Period Ended June 30, 2004

Net income for the six-month period ended June 30, 2004 totaled $1,046,898 or $0.39 per basic and $.38 per fully diluted share compared to a net income of $751,094, or $0.35 per basic and $0.32 per fully diluted share for the same six-month period in 2003.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the six months ended June 30, 2004 and 2003.

	Six-months Ended June 30,
	2004			2003
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances (1)	Expense	Rates	Balances (1)	Expense	Rates
	(Dollars in Thousands)
Federal funds sold and interest-bearing deposits	$6,437	$33	1.04%	$3,985	$23	1.17%
Securities (2)	123,165	2,643	4.30	97,452	2,017	4.17
Loans, net of deferred fees (3)(4)	359,929	9,631	5.37	278,057	7,882	5.72

Total earning assets	489,531	12,308	5.04%	379,494	9,923	5.27%

Unrealized gains (losses) on securities (2)	(364)			464
Allowance for loan losses	(3,722)			(3,406)
Cash and due from banks	9,030			5,464
Other assets	6,999			4,281

Total	$501,474			$386,297

Transaction and money market deposits	$92,125	$293	.64%	$69,326	$291	.84%
Time deposits	203,180	2,804	2.77	182,380	3,067	3.37
Other borrowings	120,235	1,907	3.18	89,966	1,835	4.11
Subordinated debt	6,392	288	9.02	6,392	288	9.07

Total interest-bearing liabilities	421,932	5,292	2.52%	348,064	5,480	3.18%

Non interest-bearing demand deposits	51,166			16,892
Other liabilities	2,042			2,064
Shareholders’ equity	26,334			19,277

Total	$501,474			$386,297

Net interest income		7,016			4,442

Net interest spread			2.52%			2.09%
Net yield on average interest-earning assets			2.87%			2.36%

(1) Average balances are daily averages.

(2) Securities available for sale are reported at amortized cost.

(3) Loans include non-accrual loans and are net of deferred fees.

(4) Interest and fees on loans includes fees of $454,000 and $406,000 for the periods ended June 30, 2004 and 2003, respectively.

Net interest income totaled $7,016,000 for the six months ended June 30, 2004, an increase of $2,574,000, or 57.9% over the same period in 2003. $558,000 of the increase was attributable to the combination of FCB and CNB. Average interest-earning assets increased $110.0 million, or 29.0% over 2003, reflecting growth in both the loan and securities portfolios. The combination of FCB and CNB contributed $24.6 million of the total growth in interest-earning assets. Exclusive of this growth, loans increased $64.4 million on average and securities increased $19.4 million on average from period to period. The significant growth in our loan portfolio is the result of the purchase of a $20 million loan portfolio combined with a strong loan demand in our market area. Our primary interest-earning assets are loans, which represented 73.5% of average interest-earning assets at June 30, 2004, compared to 73.3% at June 30, 2003.

The increase in interest-earning assets was funded by a combination of interest-bearing liabilities and non interest-bearing demand deposits. Average interest-bearing liabilities increased $73.8 million, or 21.2%, and average non interest-bearing demand deposits increased $34.3 million, or 202.9%, over the six-month periods ended June 30, 2004 and 2003. The combination of FCB and CNB contributed $21.1 million of the total growth in interest-bearing liabilities and $2.5 million of the total growth in non interest-bearing demand deposits. Exclusive of the combination, interest-bearing liabilities grew $26.6 million and non interest- bearing demand deposits grew $31.8 million on average from June 30, 2003 to June 30, 2004. The significant growth in deposits is the result of our deposit gathering programs. The growth in these deposits is expected to continually improve our net interest spread and net interest margin.

As reflected above, the net yield on average earning assets was 2.87% for the six months ended June 30, 2004, compared to 2.36% for the six months ended June 30, 2003. The rate earned on average earning assets was 5.04% for the six months ended June 30, 2004, compared to 5.27% for the same period in 2003. This 23 basis point decline was outpaced by a 66 basis point decline in the average rate paid on interest-bearing liabilities. The rate paid on average interest-bearing liabilities was 2.52% for the six months ended June 30, 2004, compared to 3.18% for the same period in 2003. Prime rate was unchanged in both periods, but assets and liabilities that do not float with prime continued to reprice at current lower rates. For the first six months of 2004, 10.5% of average earning assets were funded with non interest bearing demand deposits, compared to 4.5% for the same period in 2003, which contributed to the improvement in net yield on average earning assets.

Total other income for the six-month period ended June 30, 2004 increased $175,000, or 140.2%, to $300,000 compared to $125,000 for the same period in 2003. Of this increase, $66,000 was the result of the combination of operations of FCB and CNB. Exclusive of the combination, loan-servicing fees grew $83,000, from $3,000 in 2003 to $86,000 in 2004. Four loans were sold in the first six months of 2004, resulting in income of $32,000, compared to none sold during the same period in 2003. No gains or losses on sales of securities were recognized in 2004, compared to $49,000 in losses recognized in 2003 related to sales of lower quality trust preferred issues. The main component of other income was license fee income generated from the Company’s Capital Financial Software subsidiary. The Company recognized $74,000 in license fee income during the six-month period in 2004, compared to $121,000 during the same period in 2003, a decrease of $47,000. The decrease in license fee income was due to lower deposits generated by this subsidiary.

Total other expenses increased $1,570,000 to $4,859,000 for the six-month period ended June 30, 2004 compared to $3,289,000 for the same period in 2003. Salaries and benefits, which are the most significant portion of other expenses, also represented the most significant portion of the increases, growing by $950,000 to $3,006,000 for the six-month period ended June 30, 2004 compared to $2,056,000 for the same period in 2003. Of this increase, $208,000 was due to the combination of FCB and CNB. Exclusive of the combination, salaries and benefits increased $742,000, which mainly resulted from the addition of new employees in business development groups. In addition, occupancy and equipment increased $92,000, due to both the leasing of additional space in the Norcross office and the combination of FCB and CNB. Finally, other expenses increased $529,000, or 55.8%, from $947,000 during the first six months of 2003 to $1,475,000 for the same period in 2004. Of this increase, $34,000 was attributable to the combination of FCB and CNB. The rest of the increase was mainly the result of higher business development expense, professional fees, data processing fees, lockbox processing fees and subscriptions in support of deposit gathering and business development initiatives.

The effective tax rate was 34.9% for the six months ended June 30, 2004 and 36.3% for the six months ended June 30, 2003. The decrease in the effective tax rate reflects the increase in non-taxable income for the six months ended June 30, 2003.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of CNB Holdings, Inc. (the “Special Meeting”) was held on April 30, 2004. Notice of the Special Meeting was mailed on or about March 23, 2004 to each shareholder of record as of March 15, 2004. At this meeting, the Company’s shareholders considered a proposal to approve the Agreement and Plan of Merger dated as of September, 24, 2003, and as amended on March 8, 2004, by and between CNB Holdings, Inc. and First Capital Bancorp, Inc. (the “Agreement and Plan of Merger”). The Agreement and Plan of Merger had previously been adopted and approved by the Company’s Board of Directors.

As of the March 15, 2004 record date, there were 1,134,296 shares of CNB Holdings, Inc. common stock entitled to vote at the Special Meeting and 687,409, or 60.6% of such shares were present at the Special Meeting by proxy or in person. The motion to approve the Agreement and Plan of Merger received votes from shareholders holding a combined 601,397 shares of common stock, representing a majority of votes cast on the matter. 85,009 votes were cast against the matter and there were 1,003 abstentions and no broker non-votes. The proposal to approve the Agreement and Plan of Merger was approved.

No other matters were presented or voted upon at the Special Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of September 24, 2003, by and between CNB Holdings, Inc. and First Capital Bancorp, Inc. (set forth as Appendix A to the proxy statement/prospectus included in CNB Holding, Inc.’s Registration Statement No. 333-111358 on Form S-4/A, previously filed with the Commission on March 19, 2004 and incorporated by reference herein).

2.1.1*	Amendment to the Agreement and Plan of Merger, dated as of March 8, 2004, by and between CNB Holdings, Inc. and First Capital Bancorp, Inc. (set forth as Appendix A to the proxy statement/prospectus included in CNB Holding, Inc.’s Registration Statement No. 333-111358 on Form S-4/A, previously filed with the Commission on March 19, 2004 and incorporated by reference herein).

4.2	Supplemental Indenture, dated May 28, 2004, among First Capital Bancorp, Inc., CNB Holdings, Inc. and U.S. Bank National Association.

4.3	Indenture, dated January 17, 2002, between First Capital Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association.

10.13	Lease Agreement, as amended and restated as of May 31, 2004 between First Capital Bank and MSR Holdings, Inc.

10.14	Employment Agreement, dated April 19, 2004, between William R. Blanton and CNB Holdings, Inc.

31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1	Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).

                    * Previously filed.

               (b) Reports on Form 8-K

                    On June 9, 2004, the Company filed a report on form 8-K, Items 2 and 7.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2004	By:	/s/ H. N. Padget, Jr.

H. N. Padget, Jr., President and Chief Executive Officer
(principal executive officer)

Date: August 11, 2004	By:	/s/ William R. Blanton

William R. Blanton, Vice Chairman, Chief Operating and Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
4.2	Supplemental Indenture, dated May 28, 2004, among First Capital Bancorp, Inc., CNB Holdings, Inc. and U.S. Bank National Association.

4.3	Indenture, dated January 17, 2002, between First Capital Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association.

10.13	Lease Agreement, as amended and restated as of May 31, 2004 between First Capital Bank and MSR Holdings, Inc.

10.14	Employment Agreement, dated April 19, 2004, between William R. Blanton and CNB Holdings, Inc.

31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1	Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).