Form 10QSB
period 2004-09-30
CNB HOLDINGS INC /GA/
filed 2004-11-15
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 000-23991

CNB HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2362335
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 12, 2004
Common Stock, $1.00 par value	5,015,851

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CNB HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
September 30, 2004
(Unaudited)

ASSETS
Cash and due from banks	$12,667,995
Interest bearing deposits in banks	1,350,000
Federal funds sold and overnight investments	2,872,578
Investment securities:
Securities available-for-sale, at market value	143,301,247
Securities held-to-maturity, estimated fair value of $7,496,996	7,334,837
Restricted equity securities	8,030,900
Loans net of deferred loan fees and allowance for loan losses of $5,747,513	459,055,143
Premises and equipment (net)	816,157
Goodwill	7,199,056
Core deposit intangible	1,175,171
Other assets	11,656,878

TOTAL ASSETS	$655,459,962

LIABILITIES
Deposits:
Non interest-bearing demand	$67,159,927
Interest-bearing demand and money market	121,188,648
Savings	82,585
Time deposits of $100,000 or more	134,008,242
Other time deposits	121,539,076

Total deposits	443,978,478
Federal funds purchased and securities sold under repurchase agreements	9,732,460
Other borrowings	135,514,256
Other liabilities	3,958,321
Subordinated debt	6,392,000

TOTAL LIABILITIES	599,575,515

SHAREHOLDERS’ EQUITY
Preferred stock, no par value;
10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $1 per share;
10,000,000 shares authorized; 5,160,167 issued	5,160,167
Surplus	35,895,810
Treasury stock	(1,134,063)
Unearned ESOP shares	(399,998)
Retained earnings	16,221,134
Accumulated other comprehensive income	141,397

TOTAL SHAREHOLDERS’ EQUITY	55,884,447

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$655,459,962

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE		FOR THE
	THREE-MONTH		NINE-MONTH
	PERIOD ENDED		PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Interest Income:
Loans and leases, including fees	$6,600,507	$3,630,235	$16,231,552	$11,512,439
Investment securities:
U.S. Treasury and government agencies	391,377	175,948	827,174	615,373
Mortgage-backed securities	1,065,781	495,772	2,685,025	1,431,132
Other investments	267,255	321,367	855,479	955,190
Interest-bearing deposits in banks	5,823	—	11,777	—
Federal funds sold and overnight investments	11,263	2,577	36,729	25,762

Total interest income	8,342,006	4,625,899	20,647,736	14,539,896

Interest expense:
Interest-bearing demand, money market and savings	229,629	106,166	566,478	395,997
Time deposits of $100,000 or more	803,199	857,646	2,451,184	2,703,411
Other time deposits	816,713	586,194	1,904,409	1,882,382
Federal funds purchased, securities sold under repurchase agreements and other borrowings	1,063,608	868,307	3,255,940	2,982,266

Total interest expense	2,913,149	2,418,313	8,178,011	7,964,056

Net interest income	5,428,857	2,207,586	12,469,725	6,575,840
Provision for loan losses	175,000	—	1,025,000	100,000

Net interest income after provision for loan losses	5,253,857	2,207,586	11,444,725	6,475,840

Other income:
Service charges on deposit accounts	28,661	22,773	64,875	60,462
Loan servicing fee income	95,425	1,351	185,838	4,139
Mortgage origination fees	88,500	—	130,450	—
Gains on sale of loans (net)	143,912	—	176,163	—
Gains (losses) on sale of securities available-for-sale (net)	(32,040)	20,489	(32,040)	(28,237)
Other income	92,596	71,035	191,349	213,603

Total other income	417,054	115,648	716,635	249,967

Other expense:
Salaries and other compensation	2,399,719	1,110,987	5,405,898	3,167,468
Net occupancy and equipment expense	384,078	142,117	761,705	427,809
Other expense	1,173,650	484,195	2,673,342	1,366,228

Total other expenses	3,957,447	1,737,299	8,840,945	4,961,505

Net income before income tax	1,713,464	585,935	3,320,415	1,764,302
Income tax expense	612,692	213,290	1,172,745	640,563

Net income	$1,100,772	$372,645	$2,147,670	$1,123,739

Basic earnings per share	$0.22	$0.17	$0.62	$0.52

Fully diluted earnings per share	$0.21	$0.16	$0.60	$0.47

Cash dividends per common share	$—	$0.03	$—	$0.10

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE		FOR THE
	THREE-MONTH		NINE-MONTH
	PERIOD ENDED		PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Net income	$1,100,772	$372,645	$2,147,670	$1,123,739

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period, net of tax	1,508,717	(867,277)	201,016	(615,980)
Reclassification adjustment for (gains) losses realized in net income, net of tax	20,506	(13,113)	20,506	18,071
Unrealized gains (losses) on cash flow hedges, net of tax	(22,142)	—	(25,350)	—

Other comprehensive income (loss)	1,507,081	(880,390)	196,172	(597,909)

Comprehensive income (loss)	$2,607,853	$(507,745)	$2,343,842	$525,830

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE
	NINE-MONTH
	PERIOD ENDED
	SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,147,670	$1,123,739
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of investment securities	(91,861)	792,350
Depreciation and amortization	363,409	147,395
Gain on sale of other real estate	(9,097)	—
Net loss on sales of available-for-sale securities	32,040	28,237
Net gain on sales of premises and equipment	—	(9,675)
Provision for loan losses	1,025,000	100,000
Increase in other assets	(1,247,016)	(81,654)
Decrease in other liabilities	(2,054,676)	(773,502)

Net cash provided by operating activities	165,469	1,326,890

Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	3,410,000	29,487,500
Principal repayments from mortgage-backed securities	22,976,990	31,204,580
Purchases of investment securities available-for-sale	(28,508,129)	(93,710,947)
Purchases of investment securities held-to-maturity	—	(250,000)
Purchases of restricted equity securities	(523,000)	(1,006,001)
Proceeds from sales of investment securities available-for-sale	1,475,437	2,055,517
Net (increase) decrease in loans	(54,351,681)	215,095
Net cash acquired in business combination	6,462,635	—
Proceeds from the sale of other real estate owned	1,085,539	—
Purchases of premises and equipment	(619,660)	(134,741)
Proceeds from sale of premises and equipment	—	11,588

Net cash used in investing activities	(48,591,869)	(32,127,409)

Cash flows from financing activities:
Net increase in deposits	35,044,293	10,430,466
Net decrease in federal funds purchased and securities sold under repurchase agreements	(2,432,540)	(15,700,000)
Net proceeds from advances from Federal Home Loan Bank	9,385,717	35,769,800
Net decrease in other borrowings	(4,000,000)	—
Proceeds from rights offering	14,887,467	—
Payment for fractional shares	(49)	—
Proceeds from sale of treasury stock	56,109	—
Proceeds from exercise of common stock options	277,646	—
Cash dividends paid on common stock	—	(225,001)

Net cash provided by financing activities	53,218,643	30,275,265

Net increase (decrease) in cash and cash equivalents	4,792,243	(525,254)
Cash and cash equivalents, beginning of period	12,098,330	7,754,964

Cash and cash equivalents, end of period	$16,890,573	$7,229,710

Acquisition of subsidiary
Capital stock issued	$15,989,831

Assets acquired (liabilities assumed)
Cash and due from banks	1,162,669
Federal funds sold and overnight investments	5,299,966
Securities available-for-sale	36,872,956
Restricted equity securities	1,506,000
Derivative	31,986
Loans, net	102,995,192
Premises and equipment	124,085
Goodwill	7,144,056
Core deposit intangible	1,273,676
Other assets	7,195,505
Deposits	(116,397,828)
Other borrowings	(26,986,639)
Other liabilities	(4,231,793)

$15,989,831

See notes to the consolidated financial statements.

CNB HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CNB Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

At September 30, 2004, the Company had two wholly-owned bank subsidiaries, Chattahoochee National Bank and First Capital Bank, and two wholly-owned non-bank subsidiaries, Capital Financial Software, LLC, a limited liability company which markets and provides support of its software used by bankruptcy trustees and First Capital Statutory Trust I, a grantor trust formed to issue cumulative trust preferred securities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 — MERGER WITH FIRST CAPITAL BANCORP, INC.

On May 28, 2004, the Company acquired all of the outstanding common stock of First Capital Bancorp, Inc. (“FCB”). For accounting purposes, the acquisition has been treated as a recapitalization of FCB with FCB as the acquirer (reverse acquisition). The historical financial statements prior to May 28, 2004 are those of FCB. The discussion of financial condition and results of operations for the nine-month period ended September 30, 2004 include nine months of operations for FCB and the two non-bank subsidiaries, and four months of operations for CNB Holdings, Inc. The results of operations for the quarter ended September 30, 2004 include three months of operations for FCB and the two non-bank subsidiaries, and three months of operations for CNB Holdings, Inc. The results of operations for the periods ended September 30, 2003 include only the operations of FCB and the two non-bank subsidiaries.

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

NOTE 3 — EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, which totaled 4,955,270 and 3,456,015 shares for the three months and the nine months ended September 30, 2004, respectively. The average number of shares outstanding totaled 2,155,977 and 2,155,977 for the three months and the nine months ended September 30, 2003, respectively.

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	4,955,270	2,155,977	3,456,015	2,155,977

Net income	$1,100,772	$372,645	$2,147,670	$1,123,739

Basic earnings per share	$0.22	$0.17	$0.62	$0.52

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,955,270	2,155,977	3,456,015	2,155,977
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	172,651	56,838	122,472	54,698
Shares held by rabbi trust	10,887	—	10,887	—
Net effect of the assumed conversion of subordinated convertible debentures	—	332,224	—	332,224

Total weighted average common shares and common stock equivalents outstanding	5,138,808	2,545,039	3,589,374	2,542,899

Net income as reported	$1,100,772	$372,645	$2,147,670	$1,123,739
Net effect of the assumed conversion of subordinated convertible debentures	—	26,907	—	75,284

Net income adjusted for the effect of the assumed conversion of convertible subordinated debentures	$1,100,772	$399,552	$2,147,670	$1,199,023

Diluted earnings per share	$0.21	$0.16	$0.60	$0.47

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$1,100,772	$372,645	$2,147,670	$1,123,739
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	5,616	5,616	30,698	31,689

Pro forma net income	$1,095,156	$367,029	$2,116,972	$1,092,050

Earnings per share:
Basic – as reported	$0.22	$0.17	$0.62	$0.52
Basic – pro forma	0.22	0.17	0.61	0.51
Fully diluted – as reported	0.21	0.16	0.60	0.47
Fully diluted – pro forma	$0.21	$0.15	$0.59	$0.46

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

NOTE 6 — RECLASSIFICATION OF CERTAIN INCOME AND EXPENSES

Certain income and expenses on the statements of income for periods prior to September 30, 2004 have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the periods ended September 30, 2004.

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

Allowance for loan losses. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is considered impaired when management has determined it is possible that all amounts due according to the contractual terms of the loan agreement will not be collected. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

FINANCIAL CONDITION

Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company’s financial condition is presented below.

On September 30, 2004 total assets were $655.5 million, compared to $439.4 million on December 31, 2003, an increase of $216.1 million, or 49.2%. Most of this growth occurred in loans, which increased $156.4 million, or 51.7% from $302.7 million on December 31, 2003 to $459.1 million on September 30, 2004. Of the increase, $102.4 million was attributable to CNB. Investment securities increased $39.9 million, or 33.6%, from $118.8 million on December 31, 2003 to $158.7 million on September 30, 2004. Of the increase, $38.8 million was attributable to CNB. Goodwill and core deposit intangibles were $7.2 million and $1.2 million, respectively, on September 30, 2004, compared to $0.1 million and zero, respectively, on December 31, 2003. All of the growth in goodwill and core deposits intangibles was due to the combination of FCB and CNB.

On September 30, 2004 total liabilities were $599.6 million, compared to $418.8 million on December 31, 2003, an increase of $180.8 million, or 43.2%. The majority of this growth occurred in deposits, which increased $151.5 million, or 51.8% from $292.5 million on December 31, 2003 to $444.0 million on September 30, 2004. Non-interest bearing demand deposits grew from $28.7 million or 9.8% of total deposits on December 30, 2003 to $67.2 million or 15.1% of total deposits on September 30, 2004. Included in the deposit growth was $114.9 million in total deposits and $17.1 million in non-interest bearing demand deposits that was attributable to CNB. Federal funds purchased, securities sold under repurchase agreements and other borrowings were $145.2 million on September 30, 2004, compared to $118.0 million on December 31, 2003, an increase of $27.2 million, or 23.1%. Included in this increase was $30.7 million attributable to CNB.

On September 30, 2004, total shareholders’ equity was $55.9 million, compared to $20.6 million on December 31, 2003, an increase of $35.3 million, or 171.4%. The increase resulted primarily from the combination of FCB and CNB, the rights offering that was completed in the second quarter of 2004, and retained net profits.

Allowance for Loan Losses

The allowance for loan losses as of September 30, 2004 was $5.7 million. The allowance for loan losses, as a percentage of total gross loans, at September 30, 2004 was 1.2%. Our provision for loan losses increased by $175,000 during the three months ended September 30, 2004 as compared to the same period in 2003. Our provision for loan losses increased by $925,000 during the nine months ended September 30, 2004 as compared with the same period in 2003. These increases are attributable to the significant loan growth experienced in 2004. During the second quarter of 2004, a review of Chattahoochee National Bank’s loan portfolio by an independent firm was conducted. The purpose of this review, which is conducted regularly, was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. An independent firm conducted a similar review of First Capital Bank’s loan portfolio during the fourth quarter of 2003, and the next review is scheduled to be conducted during the fourth quarter of 2004. The Company plans to continue engaging, on an annual basis, an independent firm to review the Company’s loan portfolio. In addition to the independent reviews, the Company’s regulators also conduct annual examinations of the loan portfolio. Upon completion, the regulator presents its report of findings to the Company’s Board of Directors and management. Information provided from these independent sources, together with information provided by management and other information known to the Company’s Board of Directors, is utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Company’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

The following table summarizes the allowance for loan losses for the nine-month periods ended September 30, 2004 and 2003.

	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$392,923	$274,761

Allowance for loan losses balance, beginning of period	$3,306	$3,356

Less charge-offs
Commercial loans	—	—
Real estate loans	—	(150)
Consumer loans	—	—

Total charge-offs	—	(150)

Plus recoveries
Commercial loans	—	—
Real estate loans	—	—
Consumer loans	—	—

Total recoveries	—	—

Net charge-offs	—	(150)

Plus provision for loan losses	1,025	100
Plus amount acquired in business combination	1,416	—

Allowance for loan losses balance, end of period	$5,747	$3,306

Net charge-offs to average loans	—%	.05%

The following table is a summary of nonaccrual, past due and restructured debt.

	September 30, 2004
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)
Real estate loans	$684	$—	$—
Commercial loans	1,111	—	—
Consumer loans	—	—	—

Total	$1,795	$—	$—

	September 30, 2003
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)
Real estate loans	$93	$62	$—
Commercial loans	—	—	—
Consumer loans	—	—	—

Total	$93	$62	$—

Accrual of interest is discontinued on a loan when management determines, upon consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. The $1.8 million in nonaccrual loans at September 30, 2004 included $1.5 million in SBA loans, of which SBA guaranteed $0.9 million, and $0.2 million in loans secured by real estate. Therefore, our exposure to losses is considered minimal.

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

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Company has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. Additionally, First Capital Bank and Chattahoochee National Bank are members of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $248.6 million were available on September 30, 2004, of which $135.5 million was outstanding. The Company also had federal funds back-up lines of credit totaling $39.0 million, of which $8.5 million was outstanding on September 30, 2004.

In order to enhance the Company’s capital position, the Company completed a rights offering to CNB and FCB shareholders during the second quarter. The Company issued 1.25 million shares of its common stock at a price of $12.00 per share, or $15 million.

As of September 30, 2004, First Capital Bank and Chattahoochee National Bank were considered to be well capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements. The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

		FOR CAPITAL	TO BE
		ADEQUACY	WELL
	ACTUAL	PURPOSES	CAPITALIZED
As of September 30, 2004
Total Capital to Risk Weighted Assets:
Consolidated	11.13%	8%	N/A
Chattahoochee National Bank	10.39%	8%	10%
First Capital Bank	11.18%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.04%	4%	N/A
Chattahoochee National Bank	9.14%	4%	6%
First Capital Bank	10.14%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.37%	4%	N/A
Chattahoochee National Bank	6.81%	4%	5%
First Capital Bank	8.68%	4%	5%

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

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. At September 30, 2004, we had outstanding commitments to extend credit of approximately $162.7 million and outstanding standby letters of credit of approximately $4.2 million.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2004

Net income for the quarter ended September 30, 2004 totaled $1,101,000, or $0.22 per basic and $0.21 per fully diluted share compared to $373,000, or $0.17 per basic and $0.16 per fully diluted share for the same period in 2003.

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

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the quarters ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004			2003
	Average			Average
	Balances	Income/	Yields/	Balances	Income/	Yields/
	(1)	Expense	Rates	(1)	Expense	Rates
	(Dollars in Thousands)
Federal funds sold and interest-bearing deposits	$5,356	$17	1.26%	$974	$3	1.22%
Securities (2)	155,625	1,724	4.40	118,923	993	3.31
Loans, net of deferred fees (3)(4)	458,192	6,601	5.72	268,278	3,630	5.37

Total earning assets	619,173	8,342	5.35%	388,175	4,626	4.73%

Unrealized gains (losses) on securities (2)	(936)			(87)
Allowance for loan losses	(5,625)			(3,397)
Cash and due from banks	10,934			5,850
Other assets	19,388			5,257

Total	$642,934			$395,798

Transaction and money market deposits	$114,013	$229	.80%	$69,101	$106	.61%
Time deposits	261,738	1,620	2.46	180,055	1,444	3.18
Other borrowings	137,637	920	2.65	100,610	737	2.91
Subordinated debt	6,392	144	8.94	6,392	131	8.13

Total interest-bearing liabilities	519,780	2,913	2.22%	356,158	2,418	2.69%

Non interest-bearing demand deposits	65,206			18,849
Other liabilities	3,258			1,672
Shareholders’ equity	54,690			19,119

Total	$642,934			$395,798

Net interest income		5,429			2,208

Net interest spread			3.13%			2.04%
Net yield on average interest-earning assets			3.48%			2.26%

(1)	Average balances are daily averages.

(2)	Securities available for sale are reported at amortized cost.

(3)	Loans include non-accrual loans and are net of deferred fees.

(4)	Interest and fees on loans includes fees of $407,000 and $267,000 for the quarters ended September 30, 2004 and 2003, respectively.

Net interest income totaled $5,429,000 for the quarter ended September 30, 2004, an increase of $3,221,000, or 145.9% over the same period in 2003. $1,541,000 of the increase was attributable to CNB. Average interest-earning assets increased $231.0 million, or 59.5% over 2003, reflecting growth in both the loan and securities portfolios. CNB contributed $148.0 million of the total growth in interest-earning assets. Exclusive of this growth, loans increased $87.2 million on average and securities decreased $1.4 million on average from period to period. The significant growth in our loan portfolio is the result of the purchase of a $20 million loan portfolio, combined with strong loan demand in our market area. Our primary interest-earning assets are loans, which represented 74.0% of average interest-earning assets at September 30, 2004, compared to 69.1% at September 30, 2003.

The increase in interest-earning assets was funded by a combination of interest-bearing liabilities and non interest-bearing demand deposits. Average interest-bearing liabilities increased $163.6 million, or 45.9%, and average non interest-bearing demand deposits increased $46.4 million, or 245.9%, comparing the quarters ended September 30, 2003 and 2004. CNB contributed $125.1 million of the total growth in interest-bearing liabilities and $16.3 million of the total growth in non interest-bearing demand deposits. Exclusive of CNB’s contribution, interest-bearing liabilities grew $38.5 million and non interest-bearing demand deposits $30.1 million on average for the quarters ended September 30, 2003 to September 30, 2004. The significant growth in deposits was the result of our deposit gathering programs. We expect that the growth in these deposits will continue to improve our net interest spread and net yield on interest-earning assets.

As reflected above, the net yield on average earning assets was 3.48% for the quarter ended September 30, 2004, compared to 2.26% for the quarter ended September 30, 2003. The rate earned on average earning assets was 5.35% for the quarter ended September 30, 2004, compared to 4.73% for the same period in 2003, a 62 basis point improvement. Prime rate increases of 75 basis points between July 1, 2003 and September 30, 2004 were the main factor in the earning-asset yield increase. The average rate paid on interest-bearing liabilities fell 47 basis points, from 2.69% for the quarter ended September 30, 2003 to 2.22% for the quarter ended September 30, 2004. For the third quarter of 2004, 10.5% of average earning assets was funded with non interest-bearing demand deposits, compared to 4.9% for the same period in 2003, which contributed to the improvement in net yield on average earning assets.

Total other income for the quarter ended September 30, 2004 increased $301,000, or 259.5%, to $417,000 compared to $116,000 for the same period in 2003. Of this increase, $272,000 was contributed by CNB. Gains on sales of loans, mortgage origination fees and income from bank-owned life insurance were the biggest components of this $272,000, representing $121,000, $89,000 and $36,000 of the total, respectively. Exclusive of CNB’s contribution, loan-servicing fees grew $84,000, from $1,000 in 2003 to $85,000 in 2004. Losses on sales of securities of $32,000 were recognized in the third quarter of 2004, compared to $20,000 in gains recognized during the same period in 2003. All gains and losses related to sales of lower quality trust preferred issues. The main component of other income was license fee income generated from the Company’s Capital Financial Software subsidiary. The Company recognized $42,000 in license fee income during the three-month period in 2004, compared to $55,000 during the same period in 2003, a decrease of $13,000. The decrease in license fee income was due to lower deposits generated by this subsidiary.

Total other expenses increased $2,220,000 to $3,957,000 for the quarter ended September 30, 2004 compared to $1,737,000 for the same period in 2003. Salaries and benefits, which are the most significant portion of other expenses, also represented the most significant portion of the increases, growing by $1,289,000 to $2,400,000 for the quarter ended September 30, 2004 compared to $1,111,000 for the same period in 2003. Of this increase, $750,000 was attributable to CNB. Exclusive of CNB, salaries and benefits increased $539,000, which mainly resulted from the addition of new employees in business development groups. In addition, occupancy and equipment increased $242,000, due to both the leasing of additional space in the Norcross office and the addition of CNB. Finally, other expenses increased $690,000, or 142.6%, from $484,000 during the three months ended September 30, 2003 to $1,174,000 for the same period in 2004. Of this increase, $312,000 was attributable to CNB. Expenses in support of deposit gathering initiatives, including business development expense, professional fees, data processing fees and lockbox processing fees, were the biggest components of the remaining $378,000, representing $68,000, $100,000, $50,000 and $37,000 of the total, respectively.

The effective tax rate was 35.8% for the three months ended September 30, 2004 and 36.4% for the three months ended September 30, 2003. The decrease in the effective tax rate reflects the increase in non-taxable income for the three months ended September 30, 2004.

Nine-Month Period Ended September 30, 2004

Net income for the nine-month period ended September 30, 2004 totaled $2,148,000 or $0.62 per basic and $0.60 per fully diluted share compared to net income of $1,124,000, or $0.52 per basic and $0.47 per fully diluted share for the same nine-month period in 2003.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the nine months ended September 30, 2004 and 2003.

	Nine-months Ended September 30,
	2004			2003
	Average			Average
	Balances	Income/	Yields/	Balances	Income/	Yields/
	(1)	Expense	Rates	(1)	Expense	Rates
	(Dollars in Thousands)
Federal funds sold and interest-bearing deposits	$6,074	$48	1.05%	$2,971	$26	1.17%
Securities (2)	134,064	4,368	4.34	104,687	3,002	3.83
Loans, net of deferred fees (3)(4)	392,923	16,232	5.50	274,761	11,512	5.60

Total earning assets	533,061	20,648	5.16%	382,419	14,540	5.08%

Unrealized gains (losses) on securities (2)	(556)			278
Allowance for loan losses	(4,362)			(3,403)
Cash and due from banks	9,669			5,594
Other assets	11,165			4,611

Total	$548,977			$389,499

Transaction and money market deposits	$99,474	$566	.76%	$69,250	$396	.76%
Time deposits	222,842	4,356	2.60	181,597	4,586	3.38
Other borrowings	126,078	2,824	2.98	93,553	2,564	3.66
Subordinated debt	6,392	432	9.00	6,392	418	8.74

Total interest-bearing liabilities	454,786	8,178	2.40%	350,792	7,964	3.04%

Non interest-bearing demand deposits	55,880			17,551
Other liabilities	2,456			1,928
Shareholders’ equity	35,855			19,228

Total	$548,977			$389,499

Net interest income		12,470			6,576

Net interest spread			2.76%			2.04%
Net yield on average interest-earning assets			3.12%			2.30%

(1)	Average balances are daily averages.

(2)	Securities available for sale are reported at amortized cost.

(3)	Loans include non-accrual loans and are net of deferred fees.

(4)	Interest and fees on loans includes fees of $907,000 and $673,000 for the periods ended September 30, 2004 and 2003, respectively.

Net interest income totaled $12,470,000 for the nine months ended September 30, 2004, an increase of $5,894,000, or 89.6% over the same period in 2003. $2,124,000 of the increase was attributable to CNB. Average interest-earning assets increased $150.6 million, or 39.4% over 2003, reflecting growth in both the loan and securities portfolios. CNB contributed $66.0 million of the total growth in interest-earning assets. Exclusive of this growth, loans increased $72.1 million on average and securities increased $12.5 million on average from period to period. The significant growth in our loan portfolio is the result of the purchase of a $20 million loan portfolio, combined with strong loan demand in our market area. Our primary interest-earning assets are loans, which represented 73.7% of average interest-earning assets at September 30, 2004, compared to 71.8% at September 30, 2003.

The increase in interest-earning assets was funded by a combination of interest-bearing liabilities and non interest-bearing demand deposits. Average interest-bearing liabilities increased $104.0 million, or 29.6%, and average non interest-bearing demand deposits increased $38.3 million, or 218.4%, comparing the nine-month periods ended September 30, 2004 and 2003. CNB contributed $56.0 million of the total growth in interest-bearing liabilities and $7.1 million of the total growth in non interest-bearing demand deposits. Exclusive of CNB’s contribution, interest-bearing liabilities grew $48.0 million and non interest-bearing demand deposits grew $31.2 million on average from September 30, 2003 to September 30, 2004. The significant growth in deposits is the result of our deposit gathering programs. We expect that the growth in these deposits will continue to improve our net interest spread and net yield on interest-earning assets.

As reflected above, the net yield on average earning assets was 3.12% for the nine months ended September 30, 2004, compared to 2.30% for the nine months ended September 30, 2003. The rate earned on average earning assets was 5.16% for the nine months ended September 30, 2004, compared to 5.08% for the same period in 2003. This eight basis point increase was coupled with a 64 basis point decline in the average rate paid on interest-bearing liabilities. The rate paid on average interest-bearing liabilities was 2.40% for the nine months ended September 30, 2004, compared to 3.04% for the same period in 2003. Prime rate increased 75 basis points during 2004, following a 25 basis point cut in 2003. For the first nine months of 2004, 10.5% of average earning assets was funded with non interest bearing demand deposits, compared to 4.6% for the same period in 2003, which contributed to the improvement in net yield on average earning assets.

Total other income for the nine-month period ended September 30, 2004 increased $467,000, or 186.8%, to $717,000 compared to $250,000 for the same period in 2003. Of this increase, $337,000 was contributed by CNB. Gains on sales of loans, mortgage origination fees and income from bank-owned life insurance were the biggest components of this $337,000, representing $121,000, $130,000 and $49,000 of the total, respectively. Exclusive of CNB’s contribution, loan-servicing fees grew $167,000, from $4,000 in 2003 to $171,000 in 2004 and loan sales in the first nine months of 2004 resulted in income of $55,000, compared to none sold during the same period in 2003. Losses on sales of securities of $32,000 were recognized in 2004, compared to $28,000 in losses recognized in 2003, and were related to sales of lower quality trust preferred issues. The main component of other income was license fee income generated from the Company’s Capital Financial Software subsidiary. The Company recognized $115,000 in license fee income during the nine-month period in 2004, compared to $176,000 during the same period in 2003, a decrease of $61,000. The decrease in license fee income was due to lower deposits generated by this subsidiary.

Total other expenses increased $3,879,000 to $8,841,000 for the nine-month period ended September 30, 2004 compared to $4,962,000 for the same period in 2003. Salaries and benefits, which are the most significant portion of other expenses, also represented the most significant portion of the increases, growing by $2,239,000 to $5,406,000 for the nine-month period ended September 30, 2004 compared to $3,167,000 for the same period in 2003. Of this increase, $957,000 was attributable to CNB. Exclusive of CNB, salaries and benefits increased $1,282,000, which mainly resulted from the addition of new employees in business development groups. Overall, the number of full-time equivalent employees more than doubled from 51 FTE’s at September 30, 2003, to 107 FTE’s at September 30, 2004. In addition, occupancy and equipment increased $334,000, due to both the leasing of additional space in the Norcross office and the addition of CNB. Finally, other expenses increased $1,307,000, or 95.7%, from $1,366,000 during the first nine months of 2003 to $2,673,000 for the same period in 2004. Of this increase, $371,000 was attributable to CNB. Expenses in support of deposit gathering initiatives, including business development expense, professional fees, data processing fees and lockbox processing fees, were the biggest components of the remaining $936,000, representing $245,000, $152,000, $95,000 and $124,000 of the total, respectively.

The effective tax rate was 35.3% for the nine months ended September 30, 2004 and 36.3% for the nine months ended September 30, 2003. The decrease in the effective tax rate reflects the increase in non-taxable income for the nine months ended September 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company maintains a Non-Qualified Deferred Compensation Plan for its directors, and funds it through a Rabbi Trust. During the three and nine months ended September 30, 2004, a total of 1,355 and 4,447 common shares, respectively, of the Company were purchased from the Company out of treasury shares for this Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on July 21, 2004. Notice of the Annual Meeting was mailed on or about July 1, 2004 to each shareholder of record as of June 15, 2004. At this meeting, the Company’s shareholders considered electing four persons to serve as members of the Company’s Board of Directors for a term of three years and until their successors are duly elected and qualified. In addition, the shareholders considered an amendment to the Company’s 1998 Incentive Stock Option Plan to increase from 115,000 to 275,000 the number of shares of common stock issuable pursuant to options granted under the plan and an amendment to the Company’s 1998 Non-Qualified Stock Option Plan to increase from 185,000 to 498,000 the number of shares of common stock issuable pursuant to options granted under the plan. The record shareholders of the Company voted as follows:

     The proposal to elect four persons to serve as members of the Company’s Board of Directors for a term of three years and until their successors are duly elected and qualified. The number of votes cast for and against the election of each nominee was as follows:

	Votes	Votes
NOMINEE	FOR	WITHHELD
C. Dan Alford	2,638,472	121,325
William H. Groce	2,636,972	122,825
Theodore J. LaVallee, Sr.	2,638,472	121,325
Neil H. Strickland	2,636,972	122,825

     The proposal to amend the Company’s 1998 Incentive Stock Option Plan to increase from 115,000 to 275,000 the number of shares of common stock issuable pursuant to options granted under the plan and the proposal to amend the Company’s 1998 Non-Qualified Stock Option Plan to increase from 185,000 to 498,000 the number of shares of common stock issuable pursuant to options granted under the plan. The number of votes cast for and against the amendments was as follows:

	Votes For		Votes Against
	Number	% of Shares	Number	% of Shares
	Shares	Outstanding	Shares	Outstanding
Amendment to 1998 Incentive Stock Option Plan	2,635,775	56.33	124,022	2.65
Amendment to 1998 Non-Qualified Stock Option Plan	2,635,575	56.32	124,222	2.66

     No other matters were presented or voted for at the Annual Meeting.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1	Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	By:	/s/ H. N. Padget, Jr.
H. N. Padget, Jr., President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2004	By:	/s/ William R. Blanton
William R. Blanton, Vice Chairman, Chief Operating and Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1	Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).