Form 10KSB
period 2004-12-31
FIRST CAPITAL BANCORP, INC.
filed 2005-04-15
CIK 1058973

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File No. 000-23991

First Capital Bancorp, Inc.
(Name of Small Business Issuer in Its Charter)

Georgia	58-2362335
(State of Incorporation)	(I.R.S. Employer Identification Number)

3320 Holcomb Bridge Road, N.W., Suite A, Norcross, GA	30092
(Address of Principal Executive Offices)	(Zip Code)

(888) 921-2265
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $1.00 par value per share

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $30,717,569.

The aggregate market value of the common stock held by non-affiliates of the issuer (2,872,929 shares) on March 31, 2005 was approximately $62,773,499. For the purpose of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be “affiliates” of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of March 31, 2005, there were 5,027,112 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

i

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about First Capital Bancorp, Inc. and its wholly-owned subsidiaries, First Capital Bank and Capital Financial Software, LLC, in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in metropolitan Atlanta, Georgia, (iii) the inability of the Bank to maintain regulatory capital standards, (iv) changes in the legislative and regulatory environment and (v) the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism. Additionally, rapid increases or decreases in interest rates could significantly harm the Bank’s net interest income, which is the difference between the interest income earned on its interest-earning assets (such as loans), and the interest expense paid on its interest-bearing liabilities (such as deposits). Because the Bank is cumulatively asset sensitive (its assets reprice sooner than its liabilities) within the next six months, continued increases in interest rates could result in greater earnings. Many of the forgoing factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 1.    DESCRIPTION OF BUSINESS

General

First Capital Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Norcross, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of Georgia on November 5, 1997, and is the sole shareholder of First Capital Bank (the “Bank”) and Capital Financial Software, LLC.

On May 28, 2004, the Company, which was then known as CNB Holdings, Inc., acquired the former First Capital Bancorp, Inc. (“Old FCBI”) through the merger (the “May 2004 merger”) of Old FCBI with and into the Company. The Company was the surviving company of the May 2004 merger. On December 31, 2004, the Company changed its name from CNB Holdings, Inc. to First Capital Bancorp, Inc. The Company’s stock ticker symbol changed to “FCBX” effective January 18, 2005.

As a result of the May 2004 merger, First Capital Bank and Capital Financial Software, LLC, which were wholly owned subsidiaries of Old FCBI, became wholly owned subsidiaries of the Company. Additionally, as a result of the May 2004 merger, the Company assumed Old FCBI’s obligations under the First Capital Statutory Trust, I, which was created in connection with Old FCBI’s issuance of trust preferred securities. Chattahoochee National Bank also continued to be a wholly owned subsidiary of the Company after the May 2004 merger. On November 15, 2004, however, the Company merged its two wholly owned banking subsidiaries, First Capital Bank and Chattahoochee National Bank, with First Capital Bank surviving the bank merger.

The Company was incorporated as a mechanism to enhance the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of the Company’s banking business through the acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not be able to provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

The Company’s executive office is located at the Bank’s main office, 3320 Holcomb Bridge Road, N.W., Suite A, Norcross, GA 30092, and its telephone number at such location is (888) 921-2265. See “Item 2. Description of Properties.”

Business Strategy

The Company’s vision is to be recognized as one of the premier community banks in North Atlanta. The Company’s goal is to maximize shareholder value by implementing the following strategy:

•	Target small- to medium-sized businesses in North Atlanta;
•	Manage our credit risk by maintaining prudent credit policies;
•	Manage our operating expenses to improve financial performance;
•	Increase non interest-bearing and low-cost interest-bearing deposits with expanded treasury management capabilities; and
•	Enter into new Atlanta markets by recruiting and hiring experienced in-market banking professionals with successful track records and established books of business.

Business

General. First Capital is a Georgia corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. First Capital conducts its operations through its wholly owned subsidiaries, First Capital Bank and Capital Financial Software, LLC. First Capital Bank is a state-chartered commercial bank located in Norcross, Georgia, with its primary market consisting of the metropolitan Atlanta area. Capital Financial Software is a limited liability company that markets and provides support for its proprietary software package which is used by bankruptcy trustees.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and may be approved by an officer with a higher lending limit or the loan committee. First Capital Bank makes loans to directors or executive officers of the Bank only after approval by the board of directors of the Bank and on terms not more favorable than would be available to entities otherwise unaffiliated with the Bank.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by state and federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower’s other loan relationships with the Bank. In general, however, First Capital Bank is able to loan to any one borrower a maximum amount equal to either 15% of its capital and surplus or 25% of its capital and surplus if the amount that exceeds 15% is fully secured by good collateral and other ample security.

Credit Risks. The principal economic risk associated with each category of loans that First Capital Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment.

Real Estate Loans. The Bank makes commercial real estate loans, construction and acquisition and development loans, and residential real estate loans. These loans include commercial loans where First Capital Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan.

•
Commercial Real Estate Loans. The Bank focuses on diversifying this portfolio across different property types. Accordingly, the commercial real estate portfolio includes loans secured by warehouses, office buildings, land, extended stay properties, assisted living properties, retail office and service properties, self storage properties, apartments, condominiums, industrial properties, and restaurants. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, but generally are not fixed for a period exceeding 60 months. First Capital Bank normally charges an origination fee on these loans. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. First Capital Bank attempts to limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Construction and Acquisition and Development Loans. This portion of the loan portfolio is diversified over a mix of commercial, single family and multi-family developments. Construction loans are generally made with a term of approximately 12 months and interest is paid monthly. Acquisition and Development loans are generally made with a term of approximately 24 months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal generally does not exceed 80%. Loans on developments or properties that have not been pre-sold by the builder are also based on the builder/borrower’s financial strength and cash flow position, as well as the financial strength and reputation of the builder in case of an Acquisition and Development loan. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or engineer has inspected the project. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Residential Real Estate Loans. The Bank’s residential real estate loans consist of residential first and second mortgage loans and home equity lines of credit. The majority of the bank’s residential real estate loans are “five-one” adjustable rate mortgages. The interest rate on these loans is fixed for the first five years, then is adjusted on the fifth anniversary of the loan and each anniversary thereafter based on the index specified in the loan documentation. As a result, the Bank limits its exposure to long-term interest rate risks which are typically associated with residential real estate loans. Residential real estate loans are made consistent with First Capital Bank’s loan policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not to exceed 80%. We believe these loan to value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

The Bank also originates mortgage loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

Commercial Loans. The Bank’s commercial loans include working capital loans, accounts receivable and inventory and equipment financing. The terms of these loans vary by purpose and by type of underlying collateral, if any. First Capital Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 70% or less. Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans. The Bank also makes, to a lesser extent, a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans and lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers these loans are typically amortized over the useful life of the asset.

Investments. In addition to loans, First Capital Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, other obligations of states and municipalities and trust preferred securities issued by other financial institutions. First Capital Bank also engages in Federal funds transactions with its principal correspondent banks and acts as both a buyer and seller of funds depending on the cost of funds and liquidity need.

Deposits. The Bank offers certificates of deposit, commercial checking and money market accounts and personal checking and money market accounts. Additionally, First Capital Bank offers cash management services to its commercial customers.

Asset and Liability Management. The goal of the Bank’s Asset and Liability Management policy is to effectively utilize all sources of funds, including liabilities, capital and off balance sheet items, to minimize principal risk, interest rate risk and funding risk while providing an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The Asset and Liability Management Committee conducts these management functions within the framework of written loan and investment policies that First Capital Bank has adopted. Wide and frequent fluctuations in market interest rates, coupled with an objective of achieving reasonable net interest margin, make a relatively balanced rate sensitivity position a desirable goal. The committee attempts to achieve this goal by monitoring the rate sensitivity gap position. The “gap” is the difference between rate sensitive assets and rate sensitive liabilities as a percentage of total assets.

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

The Bank also offers to its targeted commercial customers a courier service that will pick up non-cash deposits and minimal cash deposits of up to $200 from the customer’s place of business and deliver them to the Bank. The Bank believes that this is an important service for its customers because the Bank currently has only two locations. The Bank has contracted with a third party courier service which has been approved by the Georgia Public Service Commission for bank-related work.

Capital Financial Software. Capital Financial Software was formed in 1997 to provide proprietary software to bankruptcy trustees. The software is designed to allow bankruptcy trustees to monitor and track the disposition of Chapter 7 bankruptcy cases and to assist the trustees in processing information that must be periodically submitted to the bankruptcy courts. Its software product, ProClaim, is fully developed and is being marketed to both financial institutions and bankruptcy trustees throughout the United States.

Employees. As of December 31, 2004, the Company had 104 full-time equivalent employees. Employees of the Company enjoy a variety of employee benefit programs, including a 401(k) plan, employee stock ownership plan, various comprehensive medical, accident and group life insurance plans, and paid vacations. The Company considers its relations with its employees to be excellent.

Market Area and Competition. The Company operates in North Atlanta and its primary market area is the Atlanta metropolitan statistical area (MSA). The Atlanta MSA continues to experience significant economic and population growth, providing First Capital a market with a vibrant economy that is supported by a well-balanced industrial and manufacturing base.

The banking business is highly competitive and the profitability of the Company depends principally upon the Company’s ability to compete in its market area. The Company competes with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, asset-based non-bank lenders, and certain other non-financial institutions. The Company has been able to compete effectively with other financial institutions by establishing long-term customer relationships and building customer loyalty, emphasizing technology and customer service, and providing products and services designed to address the specific needs of its customers.

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

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

First Capital Bancorp, Inc.

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of the Company’s operations.

Acquisitions of Banks. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to us.

Change in Bank Control. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Exchange Act. The regulations also provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;
•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•	underwriting, dealing in or making a market in securities;
•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
•	merchant banking through securities or insurance affiliates; and
•	insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

First Capital Bank

General. The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the Federal Deposit Insurance Corporation (the “FDIC”) and the GDBF. The FDIC and GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Company and the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the “OCC”) issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

The deposit operations of the Bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 the Company’s ratio of total capital to risk-weighted assets was 11.29% and its Tier 1 Capital to risk-weighted assets was 10.17%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 8.43%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The GDBF also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2004, the Bank could pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in affiliates;
•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•
for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions.  We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.    PROPERTIES

The Company’s principal executive office is located at 3320 Holcomb Bridge Road, N.W., Suite A, Norcross, Georgia 30092. The Company has two full-service banking locations and three loan production offices. The Company leases all of its office space.

Full-service bank branch	7855 North Point Pkwy., Alpharetta, GA 30022
Loan production office	3802 Satellite Blvd., Suite 100, Duluth, GA 30096
Loan production office	327 Dahlonega Street, Suite 604A, Cumming, GA 30040
Loan production office	3625 Brookside Pkwy., Suite 535, Alpharetta, GA 30022

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the May 2004 merger, the common stock of the Company traded on the OTC Bulletin Board (the “OTC BB”) under the symbol “CHGD.OB.” The common stock of the Company now trades on the OTC BB under the symbol “FCBX.” The market for the Company’s common stock is limited due to its relatively low trading volume. The following table sets forth, for the periods indicated, the quarterly high and low bid price of the common stock of the Company reported by the OTC BB. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Year Ended December 31, 2004
	Bid
	High	Low
First Quarter	$17.50	$15.35
Second Quarter	$16.25	$13.75
Third Quarter	$16.85	$15.25
Fourth Quarter	$20.99	$16.35

	Year Ended December 31, 2003
	Bid
	High	Low
First Quarter	$ 9.55	$ 8.35
Second Quarter	$13.00	$ 9.00
Third Quarter	$14.65	$10.50
Fourth Quarter	$17.50	$14.55

The forgoing tables reflect stock price information for CNB Holdings, Inc. prior to the May 2004 merger and for the combined Company following the May 2004 merger.

Holders of Common Stock.

As of March 31, 2004, there were 135 record holders of the common stock of the Company. This number is exclusive of beneficial owners whose Company common stock is held in street name.

Dividends

Prior to the May 2004 merger, CNB Holdings, Inc. had not paid dividends on its common stock, and following the May 2004 merger, the Company has not paid dividends on its common stock. The Company’s future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

Equity Compensation Plan Information

The following table provides information about shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-averag exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Equity compensation plans approved by security holders	589,982	$11.35	294,418

Equity compensation plans not approved by security holders	--	--	--

Total	589,982	$11.35	294,418

The Company did not repurchase any shares of its common stock during the fourth quarter of 2004.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to provide insight into the financial condition and results of operations of First Capital Bancorp and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes. The purpose of this discussion is to focus on information that may not be readily apparent from a review of our audited consolidated financial statements and notes thereto.

First Capital Bancorp is a Georgia corporation and a registered a bank holding company under the Bank Holding Company Act of 1956, as amended. First Capital Bancorp conducts its operations through its wholly owned subsidiaries, First Capital Bank and Capital Financial Software, LLC. First Capital Bank is a state-chartered commercial bank located in Norcross, Georgia, with its primary market consisting of the metropolitan Atlanta area. Capital Financial Software is a limited liability company that markets and provides support of its proprietary software package which is used by bankruptcy trustees.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements as of December 31, 2004 included in this report. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to operations. The provision for loan losses charged to operations is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of loan concentrations, historical performance, level of non-performing loans, current economic conditions, and review of certain individual loans. Since First Capital's loan portfolio is mainly secured by real estate, management has continued to augment the allowance for loan losses because of the cyclical nature of the real estate market.

The allowance for loan losses consists of two main components: the allocated and unallocated allowances. Both components of the allowance are available to cover inherent losses in the portfolio. The allocated component of the allowance is determined using a loan loss allocation method used by regulators and industry consultants. First Capital uses a risk rating system for its loans as shown below.

Risk Rating	Definition
0	Exceptional
1	Above average
2	Quality
3	Satisfactory
4	Acceptable - merits attention
5	Watch - special mention
6	Substandard
7	Doubtful - collection questionable
8	Loss

Goodwill.    Our growth over the past year has been enhanced significantly by the May 28, 2004 merger. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Results of Operations for the Year Ended December 31, 2004

General. Net income for 2004 totaled $3,212,000, an increase of $1,652,000 or 106% from 2003 earnings of $1,560,000. Diluted earnings per share were $.80 for 2004, compared to $.65 for 2003, an increase of 23%. Our 2004 earnings were influenced by the May 28, 2004 merger. On May 28, 2004, CNB Holdings, Inc. acquired all of the outstanding common stock of First Capital Bancorp, Inc. (“Old FCBI”). For accounting purposes, the acquisition has been treated as a recapitalization of Old FCBI, with Old FCBI as the acquirer (reverse acquisition). The historical financial statements prior to May 28, 2004 are those of Old FCBI. The discussion of financial condition and results of operations for the year ended December 31, 2004, include seven months of operations of the combined Company and five months of operations of the Old FCBI. The results of operations for the year ended December 31, 2003 include only the operations of Old FCBI.

Net Interest Income. Net interest income (the difference between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities) is the single largest component of First Capital's revenue. First Capital actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Since market forces and economic conditions beyond First Capital's control determine interest rates, the ability to generate net interest income depends upon First Capital's ability to maintain an adequate spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Net interest income totaled $18,433,000 for 2004, an increase of $9,275,000, or 101% over 2003.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for 2004 and 2003.

	Years Ended December 31,
		2004			2003
	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances (1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Federal funds sold and interest-bearing
deposits	$5,653	$72	1.27%	$2,467	$28	1.13%
Securities (2)	138,415	5,996	4.33	109,088	4,256	3.90
Loans, net of deferred fees (3)(4)	413,972	23,556	5.69	277,642	15,271	5.50
Total interest-earning assets	558,040	29,624	5.31%	389,197	19,555	5.02%

Unrealized gains (losses) on securities	(331)			51
Allowance for loan losses	(4,748)			(3,379)
Cash and due from banks	10,077			5,550
Other assets	13,923			4,698
Total	$576,961			$396,117

Transaction and money
market deposits	$103,981	$834.80%		$69,394	$520.75%
Time deposits	231,844	6,011	2.59	180,613	5,934	3.29
Federal funds purchased, securities
sold under repurchase agreements,
and other borrowings	129,729	3,771	2.91	99,328	3,368	3.39
Subordinated debt	6,392	575	9.00	6,392	575	9.00
Total interest-bearing liabilities	471,946	11,191	2.37%	355,727	10,397	2.92%

Non interest-bearing demand deposits	60,515			19,141
Other liabilities	3,314			1,950
Stockholders’ equity	41,186			19,299
Total	$576,961			$396,117

Net interest income		18,433			9,158

Net interest spread			2.94%			2.10%
Net interest margin			3.30%			2.35%

(1) Average balances are daily averages.
(2) Securities available for sale are reported at amortized cost.
(3) Loans include nonaccrual loans and are net of deferred fees.
(4) Interest and fees on loans includes fees of $1,384,000 and $849,000 for the periods ended December 31, 2004 and 2003, respectively.

The increase in net interest income was driven mainly by loan growth. Average loans increased $136.3 million, or 49% over 2003. The significant growth in our loan portfolio was the result of the May 2004 merger which accounted for $103.0 million of the net growth and the purchase of a $20 million loan portfolio.

Average interest-earning assets grew $168.8 million, or 43%, year over year. In addition to growth in the loan portfolio, investment securities increased $29.3 million, or 27%, year over year. Growth in investment securities was due mainly to the May 2004 merger which accounted for $38.4 million of the net growth. The rate earned on average interest-earning assets was 5.31% for 2004, compared to 5.02% for 2003. The 29 basis point improvement was mainly the result of Federal Reserve action to raise short-term rates during the second half of the year.

The growth in interest-earning assets was funded by both interest-bearing and non interest-bearing sources. Average interest-bearing liabilities increased $116.2 million, or 33% from 2003 to 2004. Of this growth, $85.8 million was attributable to interest-bearing deposits and $30.4 million to other borrowings, which include primarily FHLB advances. Non interest-bearing demand deposits increased $41.4 million, or 216%, on average from 2003 to 2004. Interest-bearing and non interest-bearing deposits acquired in the May 2004 merger were $103.6 million and $12.8 million, respectively. The rate paid on average interest-bearing liabilities was 2.37% for 2004, compared to 2.92% for 2003. We benefited from term deposits and FHLB advances attained at historically low rates before the Federal Reserve action and from increased funding by non interest-bearing sources. Non interest bearing sources represented 11% of total funding on average in 2004, compared to 5% in 2003.

As reflected in the table above, the net interest margin was 3.30% for 2004, compared to 2.35% for 2003. This improvement was the combined result of increased volumes and favorable rate movements for both assets and liabilities. Prime rate increases of 125 basis points during 2004 had a larger and more immediate impact on loans than deposits. In addition, there was significant growth in non interest-bearing deposits during the year. This growth in non interest-bearing deposits is the result of our deposit gathering programs. We expect that the growth in non interest-bearing deposits will continue to improve our net interest margin.

Provision for Loan Losses. The provision for loan losses was $1,325,000 in 2004, compared with $100,000 in 2003. The provision as a percentage of average loans was .32% for 2004 and .04% for 2003. The ratio of net loan charge-offs / (recoveries) to average outstanding loans for 2004 was 0%, compared with .05% for 2003. In 2004, First Capital had no charge-offs and recoveries of $2,000. In 2003, First Capital charged off loans totaling $150,000 and had no recoveries. The allowance for loan losses as a percentage of gross loans was 1.24% as of December 31, 2004, compared to 1.08% as of December 31, 2003. Even though we incurred no losses in 2004, we still made additions to the reserve to adequately fund the allowance related to loan growth and to compensate for the cyclical nature of the real estate market . As of December 31, 2004, 92% of the loan portfolio was secured by real estate. Management considers the allowance for loan losses to be adequate to absorb possible future losses.

Non Interest Income.  Total non interest income for the year ended December 31, 2004 was $1,094,000, an increase of $766,000, or 234%, from $328,000 in 2003. The biggest components of non interest income and the year over year increase were gains on sale of loans, loan servicing fee income and mortgage origination fees. Gains on sale of loans were $363,000 in 2004, compared to none in 2003. Loan-servicing fee income was $248,000, an increase of $243,000 from 2003. Mortgage origination fee income was $157,000, compared to none in 2003. All of these increases are the result of new lines of business acquired in the May 2004 merger. Losses on sales of securities of $32,000 were recognized in 2004, compared to $28,000 in losses recognized in 2003. Losses in both years resulted from sales of lower quality trust preferred issues. The main components of other income were license fee income generated from the Company’s Capital Financial Software subsidiary and income from bank owned life insurance. In 2004, the Company recognized income from license fees of $163,000 and income from bank owned life insurance of $86,000, compared to $229,000 and none, respectively, in 2003. The decrease in license fee income was due to a decline in the bankruptcy deposits of trustees in financial institutions serviced by the software subsidiary. Bank owned life insurance was acquired as part of the May 2004 merger.

Non Interest Expense. Total non interest expense was $13,235,000 in 2004, compared to $6,938,000 in 2003, an increase of $6,297,000 or 91%. In general, non interest expense increased to support the Company’s growth. The following table represents the components of non interest expense for the years ended December 31, 2004 and 2003.

	2004	2003	Change 2004-2003
	(Dollars in Thousands)

Salaries and other compensation	$8,120	$4,392	85%
Net occupancy and equipment expense	1,142	575	99
Other expense (1)	3,973	1,971	102
Total non interest expense	$13,235	$6,938	91
(1) Other expense:
Professional fees	657	230	186
Business development	535	320	67
Data processing	349	192	82
Travel and meals expense	258	217	19
Postage and courier services	223	103	117
Regulatory expense	186	83	124
Lockbox processing	181	36	403
Insurance-directors and officers	178	96	85
Amortization of core deposit intangible	172	-	100
Loan origination expense	170	95	79
Other operating expenses	1,064	599	78
Total other expense	$3,973	$1,971	102

Salaries and other compensation, which is the most significant portion of other expense, also represented the most significant increase, growing by $3,728,000, or 85%, year over year. Salaries and other compensation increased as a result of the May 2004 merger and from the addition of new employees in business development groups and support functions. Overall, the number of full-time equivalent employees more than doubled from 51 at December 31, 2003, to 104 at December 31, 2004.

The second major category of non interest expense, net occupancy and equipment, increased $567,000, or 99%, year over year. During 2004, we leased additional space in the Norcross office and opened two loan production offices. Two more locations were added as part of the May 2004 merger.

The last major category of non interest expense, other expense, increased $2,002,000, or 102%, year over year. Within the other expense category, the largest increase occurred in professional fees, which include legal, accounting, consulting and loan review expenses. Professional fees were up $427,000, or 186%, year over year. During 2004, professional fees were incurred in connection with the $20 million loan portfolio purchased in March, merger-related issues, and Company growth in general. Business development and lockbox processing expenses increased in support of deposit gathering initiatives. Data processing expense increased to support deposit gathering initiatives and because of the greater number of accounts serviced and products offered following the May 2004 merger. Also contributing to the increase in other expense was the $172,000 in amortization expense for the core deposit intangible asset which resulted from the May 2004 merger.

Income Taxes. Income tax expense was $1,755,000 for 2004, compared to $889,000 for 2003. The effective tax rates for 2004 and 2003 were 35.3% and 36.3%, respectively.

Rate/Volume Analysis of Net Interest Income. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected First Capital's interest income and interest expense during the year. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	2004 Compared to 2003 Increase (decrease) due to changes in
	Rate	Volume	Total
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$3	$40	$43
Securities	507	1,234	1,741
Loans, net of deferred fees	545	7,740	8,285
Total interest income	1,055	9,014	10,069

Interest-bearing liabilities:
Transaction and money market deposits	39	275	314
Time deposits	(1,402)	1,480	78
Other borrowings	(528)	930	402
Subordinated debt	-	-	-
Total interest expense	(1,891)	2,685	794
Increase in net interest income	$2,946	$6,329	$9,275

Financial Condition

December 31, 2004

As of December 31, 2004, total assets were $658.2 million, an increase of 50% over December 31, 2003 total assets of $439.4 million. Over the same period, loans net of deferred fees and allowance for loan losses grew 58% to $478.6 million from $302.7 million, total deposits grew 57% to $458.7 million from $292.5 million, and other borrowings increased 14% to $120.5 million from $105.8 million. The resulting loan to deposit ratio was 106% at December 31, 2004, compared to 105% at December 31, 2003. The ratio of loans to total funding was 81% at December 31, 2004, compared to 73% at December 31, 2003. Total funding includes deposits, federal funds purchased, securities sold under repurchase agreements, and other borrowings.

Loan Portfolio. The following table presents various categories of loans contained in First Capital's loan portfolio for the fiscal years ended December 31, 2004 and 2003, and the total amount of all loans for such periods.

	December 31,
	2004	2003
Type of Loan	(Dollars in Thousands)

Real estate-construction	$180,898	$126,656
Real estate-mortgage	264,849	161,530
Commercial	39,076	18,242
Other	1,570	347
	486,393	306,775
Less: Deferred loan fees and costs	(1,774)	(736)
Less: Allowance for possible loan losses	(6,049)	(3,306)
Loans, net	$478,570	$302,733

The following is a presentation of the contractual maturities of loans as of December 31, 2004:

	Maturity by Years
	One or Less	One to Five	Over Five	Total
Type of Loans	(Dollars in Thousands)

Real estate construction	$133,016	$41,879	$6,003	$180,898
Real estate mortgage	52,410	111,333	101,106	264,849
Commercial	17,110	8,196	13,770	39,076
Other	693	698	179	1,570
Total	$203,229	$162,106	$121,058	$486,393

For the above loans, the following table represents the interest rate structure for loans maturing over one year:

(Dollars in Thousands)
Fixed rate	$75,833
Floating rate	207,331
Total	$283,164

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$1,629	$155
Loans contractually past due ninety days or more as to
interest or principal payments and still accruing	--	--
Restructured loans	--	--
Loans, now current about which there are serious doubts
as to the ability of the borrower to comply with loan
repayment terms	--	--
Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	83	34
Interest income that was recorded on nonaccrual and
restructured loans	7	28

As of December 31, 2004, there were no loans classified for regulatory purposes as doubtful, substandard or special mention which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

Summary of Loan Loss Experience. An analysis of our loan loss experience is furnished in the following table for the years indicated.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of year	$3,306	$3,356
Charge-offs:
Real estate construction	--	150
Real estate mortgage	--	--
Commercial	--	--
Other loans	--	--
Total	--	150
Recoveries:
Real estate construction	--	--
Real estate mortgage	2	--
Commercial	--	--
Other loans	--	--
Total	2	--
Net charge-offs / (recoveries)	(2)	150

Additions charged to operations	1,325	100
Allowance acquired in business combination	1,416	--
Balance at end of year	$6,049	$3,306

Ratio of net charge-offs / (recoveries) during the year to average loans outstanding	0%	0.05%

First Capital does not currently allocate its allowance for loan losses by major loan types due to its lack of loss history in these major loan types. The Company, instead, uses its risk rating system to allocate its allowance for loan losses. The risk-rated loans were grouped by major loan types for purposes of this presentation.

Factors considered in determining the adequacy of the unallocated component of the allowance for loan losses include our heavy concentration in real estate loans, the continued strong growth in our real estate loan portfolio, our large increase in commercial and industrial loans, and the economic environment in general. These factors are tempered by the diversification within our real estate portfolio, the continuing positive performance within the local real estate market, the experience level of our lenders and our strong credit culture. The uncertain economic outlook at the end of 2004 prompted the larger unallocated reserve.

The allowance for loan losses was allocated as follows:

	December 31,
	2004		2003
	Allowance Amount	Percent of loans in each category to total loans	Allowance Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Real estate construction	$1,619	37.2	$1,318	41.3
Real estate mortgage	2,304	54.5	1,802	52.7
Commercial	494	8.0	173	5.9
Other loans	13	0.3	2	0.1
Unallocated	1,619	-	11	-
	$6,049	100.0	$3,306	100.0

Real estate mortgage loans included the remaining balance ($27.9 million) of the combined $30 million loan portfolio purchased in March of 2004, for which there were no reserves represented in the Company’s allowance for loan losses. At December 31, 2004, there was a separate cash reserve for these loans of $3.8 million in the Bank that was provided by the seller of the portfolio. The Bank’s reserve analysis suggests a need of only $535,000 in reserves. A portion of the cash reserves is refundable to the seller at the end of five years if the Bank has not incurred losses in excess of the reserve balance.

Management believes that the allowance for loan losses is adequate to absorb possible losses. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review First Capital's allowance for loan losses. Such agencies may require First Capital to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. In addition, First Capital engages an independent third party to review First Capital's loan portfolio and the adequacy of the allowance for loan losses. These reviews are conducted annually and the results are reported to First Capital's board of directors.

Investments. As of December 31, 2004, investment securities comprised approximately 22% of First Capital's assets, compared to 27% as December 31, 2003. The following table shows the carrying value First Capital’s securities.

	2004	2003
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury notes and obligations of U.S. government agencies	$39,130	$23,299
Mortgage-backed securities	82,637	65,105
Other debt securities	6,833	12,090
Equity securities	2,040	2,208
Total securities available for sale	$130,640	$102,702

Securities held to maturity:
Mortgage-backed securities	$6,571	$9,832
Other	250	250
Total securities held to maturity	$6,821	$10,082

Restricted equity securities:	$6,818	$6,194

Total investment securities	$144,279	$118,978

The carrying value of debt securities available-for-sale and held-to-maturity, at December 31, 2004, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity By Years
	One or Less		One to Five	Five to Ten		Over Ten	Total
Securities available for sale:	(Dollars in Thousands)
U.S. Treasury notes and obligations of U.S. government agencies		$4,024	$28,830		$6,276	$--	$39,130
Mortgage-backed securities		--	5,359		22,609	54,669	82,637
Other debt securities		1,248	--		2,500	3,085	6,833
Total securities available for sale		$5,272	$34,189		$31,385	$57,754	$128,600
Weighted average yield (1)		3.97%	3.50%		4.66%	4.58%	4.29%

Securities held to maturity:
Mortgage-backed securities		$--	$--		$--	$6,571	$6,571
Other debt securities		--	250		--	--	250
Total securities held to maturity	$		$250	$		$6,571	$6,821
Weighted average yield (1)		--	3.75%		--	5.00%	4.95%

(1) Based on amortized cost

Deposits. Total deposits averaged $396.3 million in 2004, compared to $269.1 million in 2003, an increase of $127.2 million or 47%. On average, non interest-bearing demand deposits increased $41.4 million or 216%, interest-bearing transaction accounts increased $34.6 million or 50%, and time deposits increased $51.2 million or 28% from 2003.

The following table indicates the scheduled maturities of time deposits of $100,000 and greater at December 31, 2004:

(Dollars in Thousands)
Three months or less	$30,046
Three to six months	19,142
Six to twelve months	37,120
Over one year	48,454

Total	$134,762

The Bank had brokered deposits of $75.0 million on December 31, 2004. Included in brokered deposits is $72.6 million of time deposits of $100,000 and greater, which are included in the above maturity schedule.

At December 31, 2004, the Bank had no deposit relationships that represented concentrations.

Return on Equity and Assets. Returns on average assets and average equity for fiscal years ended December 31, 2004 and 2003 are presented below.

	December 31,
	2004	2003
Return on average assets	0.56%	0.39%
Return on average equity	7.80%	8.08%
Average equity to average assets ratio	7.14%	4.87%
Dividend payout ratio	0%	15.36%

Interest Rate Risk Management. The objective of interest rate risk management is to identify and manage the sensitivity of earnings to changing interest rates, in order to achieve First Capital's overall financial goals. The inherent maturity and repricing characteristics of our day-to-day lending and deposit activities create a naturally asset-sensitive structure. By monitoring the level of rate sensitive assets to rate sensitive liabilities, we manage the sensitivity of earnings to changes in interest rates within our established policy guidelines. The asset/liability management committee oversees the interest rate risk management process and approves policy guidelines.

In analyzing interest rate sensitivity we compare our forecasted net interest income to several different interest rate scenarios using a rate simulation model. These forecasts are based upon a number of assumptions for each scenario, including balance sheet growth rates, repricing characteristics and prepayment rates. In addition to a "flat rate" and a "most likely" scenario, we regularly analyze the potential impact of other more extreme scenarios using historical periods of rapid rate changes. While our interest rate sensitivity modeling assumes that management takes no action, we regularly assess the viability of strategies to reduce unacceptable risks to earnings and we implement such strategies when we believe those actions are prudent.

Interest rate sensitivity is a function of the repricing characteristics of First Capital's assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to changes in interest rates at maturity, replacement or repricing during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of change in market interest rates. Effective interest rate sensitivity management seeks to minimize the impact of interest rate fluctuations on the net interest margin. Interest rate sensitivity is measured as the difference between assets and liabilities that are subject to repricing at various time horizons: within three months; three to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest rate sensitivity gaps.

The interest rate sensitivity position at year-end 2004 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The table does not necessarily indicate the impact of general interest rate movements on the net interest margin because various assets and liabilities that reprice within the same period may in fact, reprice at different times within such period and at different rates. Repricing rates are also subject to competitive pressures.

	Interest Sensitivity Periods
	Within Three months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)

INTEREST-EARNING ASSETS
Interest-bearing deposits	$665	$570	$238	$--	$1,473
Federal funds sold	375	--	--	--	375
Securities (1)	10,015	10,863	52,738	70,656	144,272
Loans	296,453	71,410	101,662	16,868	486,393
Total interest-bearing assets	$307,508	$82,843	$154,638	$87,524	$632,513

INTEREST-BEARING LIABILITIES
Interest-bearing demand and savings	$132,593	$--	$--	$--	$132,593
Time deposits	58,106	104,171	86,459	--	248,736
Federal funds purchased and repurchase agreements	11,210	--	--	--	11,210
Other borrowings	78,488	--	6,000	42,392	126,880
Total interest-bearing liabilities	$280,397	$104,171	$92,459	$42,392	$519,419

Interest sensitivity gap	$27,111	$(21,328)	$62,179	$45,132
Cumulative interest sensitivity gap	$27,111	$5,783	$67,962	$113,094
Interest sensitivity gap ratio	109.7%	79.5%	167.3%	206.5%
Cumulative interest sensitivity gap ratio	109.7%	101.5%	114.2%	121.8%
(1) Securities at amortized cost

As evidenced by the table above, at year-end 2004 we were within our target range of 80% to 120% for the cumulative interest rate sensitivity gap ratio in the one year horizon. A positive interest sensitivity gap corresponds to a gap ratio greater than 100% and a negative interest sensitivity gap corresponds to a gap ratio less than 100%. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to increase net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to increase net interest income, while a positive gap would tend to affect net interest income adversely. With respect to First Capital, an increase in interest rates would result in higher earnings while a decline in interest rates would reduce income in all periods. This, however, assumes that all other factors affecting income remain constant.

Liquidity Risk Management. The primary objectives of asset/liability management are to provide adequate liquidity to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, so that First Capital can also meet the expectations of its stockholders as market interest rates change. Liquidity risk involves the risk of being unable to fund assets, as well as the risk of not being able to meet unexpected cash needs. Active management and planning are necessary to ensure we maintain the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments and unexpected deposit outflows.

Funding sources primarily include customer-based core deposits, purchased funds, collateralized borrowings and cash flows from operations. Cash flows from operations are a significant component of liquidity risk management and consider both deposit maturities and the scheduled cash flows from loan and investment maturities and payments. Deposits are our primary source of liquidity. The stability of this funding source is affected by returns available to customers on alternative investments, the quality of customer service levels and competitive forces.

We purchase funds on an unsecured basis in the federal funds and national certificate of deposit markets. In addition, we routinely use loans and securities in our portfolio as collateral for secured borrowings. In the event of severe market disruptions, we have access to secured borrowings through the Federal Reserve Bank. Providing funding under current agreements may result in our forgoing more profitable lending and investing opportunities because of funding constraints.

Below are the pertinent liquidity balances and ratios for the years ended December 31, 2004 and December 31, 2003.

	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$13,753	10,255
Federal fund sold and other investments	$375	1,844
Securities	$144,279	118,978
CDs $100,000 and greater to total deposits ratio	29%	37%
Loan to deposit ratio	106%	105%
Loan to total funding (deposits plus borrowings)	81%	73%
Brokered deposits	$75,010	65,516

The following table sets forth certain information about contractual cash obligations as of December 31, 2004.

	Payments Due after December 31, 2004
	Total	1 Year or Less	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in Thousands)

Subordinated debt	$6,392	$-	$-	$-	$6,392
Federal Home Loan Bank Advances	120,488	-	12,012	71,982	36,494
Operating leases	1,768	455	651	662	-
Total contractual cash obligations	$128,648	$455	$12,663	$72,644	$42,886

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making such commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2004 and December 31, 2003 are as follows:

	2004	2003
	(Dollars in thousands)

Commitments to extend credit	$179,788	$96,585
Financial standby letters of credit	50	210
Other standby letters of credit	4,672	3,085
Total	$184,510	$99,880

Capital Adequacy. There are two primary measures of capital adequacy for banks and bank holding companies: (1) risk-based capital guidelines and (2) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two tiers. Tier 1 capital consists of common stockholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. To be adequately capitalized, banks are required to maintain a minimum total risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

The second measure of capital adequacy is the leverage ratio. The leverage ratio is computed by dividing Tier 1 capital into total average assets. The table below illustrates regulatory capital ratios for First Capital Bank and First Capital at December 31, 2004:

	December 31, 2004	Minimum regulatory requirement
Bank
Tier 1 capital	10.08%	4.0%
Tier 2 capital	1.12%	—
Total risk-based capital ratio	11.20%	8.0%

Leverage ratio	8.37%	4.0%

Company - consolidated
Tier 1 capital	10.17%	4.0%
Tier 2 capital	1.12%	—
Total risk-based capital ratio	11.29%	8.0%

Leverage ratio	8.43%	4.0%

The above ratios indicate that the capital positions of First Capital Bank and First Capital are sound and that both are well positioned for future growth.

ITEM 7.    FINANCIAL STATEMENTS

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2004

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of comprehensive income	F-4
Consolidated statements of stockholders’ equity	F-5
Consolidated statements of cash flows	F-6 and 7
Notes to consolidated financial statements	F-8-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First Capital Bancorp, Inc. and Subsidiaries
Norcross, Georgia

We have audited the accompanying consolidated balance sheets of First Capital Bancorp, Inc. (formerly CNB Holdings, Inc.) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
March 16, 2005

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003

Cash and due from banks	$13,753,147	$10,254,667
Interest-bearing deposits in banks	1,473,000	-
Federal funds sold and overnight investments	375,415	1,843,663
Cash and cash equivalents	15,601,562	12,098,330
Investment securities:
Securities available for sale, at fair value	130,640,056	102,701,593
Securities held to maturity, at cost (fair values of $6,974,861 and
$10,301,655, respectively)	6,821,208	10,082,040
Restricted equity securities, at cost	6,817,600	6,193,900
Loans, net	478,570,341	302,733,270
Premises and equipment, net	1,056,360	337,316
Goodwill	6,680,887	-
Core deposit intangible	1,101,291	-
Other assets	10,945,586	5,214,467

Total assets	$658,234,891	$439,360,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non interest-bearing demand	$77,341,063	$28,729,963
Interest-bearing demand and money market	132,514,627	76,284,719
Savings	78,655	-
Time deposits of $100,000 or more	134,762,440	107,914,494
Other time deposits	113,973,818	79,607,181
Total deposits	458,670,603	292,536,357

Federal funds purchased and securities sold under repurchase agreements	11,209,688	12,165,000
Other borrowings	120,488,314	105,829,900
Other liabilities	4,660,255	1,839,533
Subordinated debentures	6,392,000	6,392,000
Total liabilities	601,420,860	418,762,790

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; $1 par value; 10,000,000 shares authorized;
5,170,000 and 217 shares issued, respectively	5,170,000	217
Surplus	35,901,761	6,579,220
Treasury stock, 142,888 and -0- shares, respectively	(1,122,018)	-
Unearned ESOP shares	(399,998)	-
Retained earnings	17,285,267	14,073,464
Accumulated other comprehensive loss	(20,981)	(54,775)
Total stockholders' equity	56,814,031	20,598,126

Total liabilities and stockholders' equity	$658,234,891	$439,360,916

See Notes to Consolidated Financial Statements.

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Interest income:
Loans and leases, including fees	$23,556,292	$15,271,139
Investment securities:
U.S. Treasury and government agencies	1,203,821	806,152
Mortgage-backed securities	3,706,231	2,131,500
Other investments	1,086,309	1,318,436
Interest-bearing deposits in banks	21,772	-
Federal funds sold and overnight investments	49,609	28,035
Total interest income	29,624,034	19,555,262

Interest expense:
Interest-bearing demand, money market and savings	834,277	520,027
Time deposits of $100,000 or more	3,303,640	3,540,055
Other time deposits	2,707,412	2,393,624
Federal funds purchased, securities sold under repurchase agreements
and other borrowings	4,345,880	3,943,285
Total interest expense	11,191,209	10,396,991

Net interest income	18,432,825	9,158,271
Provision for loan losses	1,325,000	100,000
Net interest income after provision for loan losses	17,107,825	9,058,271

Non interest income:
Service charges on deposit accounts	91,540	76,384
Loan servicing fee income	248,008	5,176
Mortgage origination fees	157,089	-
Gain on sale of loans, net	363,130	-
Net loss on sale of securities available for sale	(32,040)	(28,237)
Other income	265,808	274,766
Total non interest income	1,093,535	328,089

Non interest expense:
Salaries and other compensation expense	8,119,552	4,391,729
Net occupancy and equipment expense	1,141,523	574,750
Other expense	3,973,724	1,971,253
Total non interest expense	13,234,799	6,937,732

Income before income taxes	4,966,561	2,448,628

Income tax expense	1,754,758	888,515

Net income	$3,211,803	$1,560,113

Basic earnings per share	$0.83	$0.72

Diluted earnings per share	$0.80	$0.65

See Notes to Consolidated Financial Statements.

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Net income	$3,211,803	$1,560,113

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, net of tax
(benefit) of $19,946 and $(201,523), respectively	40,507	(358,265)

Reclassification adjustment for losses realized in net income, net of tax
benefits of $11,534 and $10,165, respectively	20,506	18,072

Unrealized losses on cash flow hedges, net of tax benefits of $15,310	(27,219)	-

Other comprehensive income (loss)	33,794	(340,193)

Comprehensive income	$3,245,597	$1,219,920

See Notes to Consolidated Financial Statements.

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003

							Accumulated
							Other	Total
	Common		Treasury Stock		Unearned	Retained	Comprehensive	Stockholders'
	Stock	Surplus	Shares	Amount	ESOP Shares	Earnings	Income (Loss)	Equity

Balance, December 31, 2002	$208	$5,831,654	-	$-	$-	$12,738,351	$285,418	$18,855,631
Net income	-	-	-	-	-	1,560,113	-	1,560,113
Other comprehensive loss	-	-	-	-	-	-	(340,193)	(340,193)
Exercise of stock options	9	616,272	-	-	-	-	-	616,281
Tax benefit of nonqualified
stock options exercised	-	131,294	-	-	-	-	-	131,294
Dividends declared	-	-	-	-	-	(225,000)	-	(225,000)
Balance, December 31, 2003	217	6,579,220	-	-	-	14,073,464	(54,775)	20,598,126
Net income	-	-	-	-	-	3,211,803	-	3,211,803
Other comprehensive income	-	-				-	33,794	33,794
Exercise of stock options	51,565	286,477	-	-	-	-	-	338,042
Tax benefit of nonqualified
stock options exercised	-	97,769	-	-	-	-	-	97,769
Conversion of subordinated debentures	332,224	2,355,776	-	-	-	-	-	2,688,000
Reorganization	2,251,062	(2,251,328)	-	-	-	-	-	(266)
Acquisition of CNB Holdings, Inc.	1,284,999	15,164,806	146,673	(1,153,944)	(399,998)	-	-	14,895,863
Issuance of common stock	1,249,933	13,749,263	-	-	-	-	-	14,999,196
Stock issue costs	-	(111,729)	-	-	-	-	-	(111,729)
Shares issued to 401(k) plan	-	31,507	(3,785)	31,926	-	-	-	63,433
Balance, December 31, 2004	$5,170,000	$35,901,761	142,888	$(1,122,018)	$(399,998)	$17,285,267	$(20,981)	$56,814,031

See Notes to Consolidated Financial Statements.

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$3,211,803	$1,560,113
Adjustments to reconcile net income to net cash
provided by operating activities:
Net (accretion) amortization of securities	(179,335)	865,471
Depreciation and amortization	573,921	198,238
Net gain on sale of other real estate	(9,097)	-
Net loss on sale of securities available for sale	32,040	28,237
Net gain on sale of premises and equipment	-	(9,675)
Provision for loan losses	1,325,000	100,000
Net increase in other assets	(260,297)	(319,856)
Net decrease in other liabilities	(1,372,243)	(568,855)

Net cash provided by operating activities	3,321,792	1,853,673

INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale	9,038,000	34,859,000
Principal repayments from mortgage-backed securities	30,415,489	39,723,106
Purchases of securities available for sale	(28,508,129)	(102,646,637)
Purchases of securities held to maturity	-	(250,000)
Redemption (purchases) of restricted equity securities	882,300	(1,477,200)
Proceeds from sale of securities available for sale	1,475,437	2,055,517
Net increase in loans	(74,166,879)	(30,141,900)
Net cash received in business combination	6,526,621	-
Proceeds from the sale of other real estate owned	1,085,539	-
Purchases of premises and equipment	(996,496)	(152,474)
Proceeds from sale of premises and equipment	-	11,588

Net cash used in investing activities	$(54,248,118)	$(58,019,000)

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
FINANCING ACTIVITIES
Net increase in deposits	$49,736,418	$33,883,512
Net decrease in federal funds purchased and securities
sold under repurchase agreements	(955,311)	(3,535,000)
Net increase (decrease) in Federal Home Loan Bank advances	(5,640,225)	29,768,900
Repayment of note payable	(4,000,000)	-
Proceeds from issuance of common stock	14,999,196	-
Stock issuance costs	(111,729)	-
Payment for fractional shares	(266)	-
Proceeds from sale of treasury stock	63,433	-
Proceeds from exercise of stock options	338,042	616,281
Cash dividends paid	-	(225,000)

Net cash provided by financing activities	54,429,558	60,508,693

Net increase in cash and cash equivalents	3,503,232	4,343,366

Cash and cash equivalents, at beginning of year	12,098,330	7,754,964

Cash and cash equivalents, at end of year	$15,601,562	$12,098,330

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$9,627,029	$10,479,263

Income taxes	$1,201,595	$797,056

SUPPLEMENTAL DISCLOSURE OF
NONCASH ACTIVITIES
Other real estate acquired in settlement of loans	$486,115	$930,000

Conversion of subordinated debentures to common stock	$2,688,000	$-

Acquisition of subsidiary
Common stock issued	$16,035,052

Assets acquired (liabilities assumed):
Cash and due from banks	1,226,655
Federal funds sold and overnight investments	5,299,966
Securities available for sale	36,872,956
Restricted equity securities	1,506,000
Derivative	31,986
Loans, net	102,995,192
Premises and equipment	124,085
Goodwill	6,625,887
Core deposit intangible	1,273,676
Other assets	7,620,584
Deposits	(116,397,828)
Other borrowings	(26,986,639)
Other liabilities	(4,157,468)
	$16,035,052

See Notes to Consolidated Financial Statements.

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Capital Bancorp, Inc. is a bank holding company headquartered in North Atlanta, Georgia and is registered under the Bank Holding Company Act of 1956.

The consolidated financial statements include the accounts of First Capital Bancorp, Inc. and its wholly-owned subsidiaries, First Capital Bank (the “Bank”), Capital Financial Software, LLC (“CFS”), a limited liability company which markets and provides support of its accounting software package used by bankruptcy trustees and First Capital Statutory Trust I, a grantor trust formed to issue cumulative trust preferred securities. Significant intercompany transactions and balances have been eliminated in consolidation.

The Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, commercial loans, and Small Business Administration loans, providing other banking services such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts.

The accounting and reporting policies of First Capital Bancorp, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of those policies the Company follows in preparing and presenting its consolidated financial statements.

Basis of Presentation and Accounting Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred taxes, and intangible assets. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash and due from banks, cash items in process of collection, federal funds sold, overnight investments and interest-bearing deposits in banks, all of which mature within ninety days. Cash flows from loans, deposits, federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank advances are reported net.

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $3,400,000 and $871,000 at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities and Other Investments

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss, net of the related deferred tax effect. Equity securities without a readily determinable fair value are classified as available for sale and recorded at cost. Restricted equity securities are recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the lives of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of held to maturity, available for sale securities, and other investments below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Trust preferred securities are financial instruments that combine the characteristics of both equity instruments and debt instruments. These securities are noncallable for five years or more with original maturities of 30 years or greater similar to debt instruments; however, the securities are subordinated to the issuer's senior liabilities similar to equity instruments. As an investment, trust preferred securities offer relatively high yields when compared to other types of issues with similar maturities.

The Company invests in investment grade (top four categories) or nonrated securities. The issuer of the nonrated securities must meet specific underwriting guidelines established by the Company. Prior to purchase, a full prospectus is required along with yield and credit analyses of the issuer. In addition, the Company performs quarterly reviews of each issuer. At December 31, 2004, there were no securities rated below investment grade.

Derivative Instruments and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes the fair value of derivatives as assets and liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than net income. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the net income of the period of the change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Investments

The Company’s real estate investments result from acquisition, development and construction (ADC) lending arrangements in which the Company and the Bank have committed and extended loans to borrowers to acquire and develop residential property. The Company is providing secondary loans to these borrowers that result in substantially all of the necessary funds to acquire, develop and construct the properties being provided collectively by the Company and the Bank. Additionally, in certain cases, the Company is participating in residual profits. Therefore, these ADC arrangements are considered real estate investments because the risks and rewards associated with these loans are similar to those associated with an investment in real estate. Such real estate investments are accounted for using the equity method and recorded as loans in the consolidated balance sheet.

Loans

Loans are reported at their outstanding principal balances less net deferred loan fees and the allowance for loan losses. Loan origination fees, net of certain direct origination costs, are deferred and amortized over the estimated terms of the loans using the straight-line method. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on loans that become past due 90 days or more and for which collateral is inadequate to cover principal and interest, or immediately if management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that collection is doubtful. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. Future collections are applied first to principal and then to interest until such loans are brought current, at which time, loans may be returned to accrual status.

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

The Company has sold guaranteed portions of SBA loans in the SBA secondary market and continues to service these loans. Gains or losses on guaranteed portions of SBA loans which are sold are recorded in non interest income, based on the net proceeds received and the basis in the portion of the loan sold. The basis in the portion of the loan sold is determined by allocating a portion of the loan carrying value to the portion sold based on its fair value, relative to the fair value of the portion of the loan retained and the related servicing asset.

Substantially all of the Company’s loans are secured by real estate in metropolitan Atlanta, Georgia and are heavily concentrated in commercial real estate, multi-family and single-family construction, and acquisition and development loans. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in real estate market conditions in the metropolitan Atlanta area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, review of specific problem loans, past loan loss experience, and secondary repayment sources such as liquidation of collateral on specific loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Semi-annually, the adequacy of the allowance for loan losses is evaluated by independent external reviews. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance consists of allocated and unallocated components. The allocated component of the allowance is determined using a loan loss allocation method used by regulators and industry consultants. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets. The range of estimated useful lives for premises and equipment are:

Leasehold improvements	5 - 15 years
Furniture and equipment	2 - 10 years

Foreclosed Assets

Foreclosed assets represent assets acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2004 and 2003 was $-0- and $1,081,021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in a business combination. Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.

Intangible assets consist of core deposit intangibles acquired in connection with a business combination. The core deposit intangible is initially recognized based on an independent valuation performed as of the consummation date. The core deposit intangible is amortized by the straight-line method over the average remaining life of the acquired customer deposits, or a weighted average life of 4.3 years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company’s stock-based employee compensation plan is described more fully in Note 14.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003
	(Dollars in thousands except per share amounts)

Net income, as reported	$3,212	$1,560
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(56)	(44)
Pro forma net income	$3,156	$1,516
Earnings per share:
Basic - as reported	$.83	$.72
Basic - pro forma	$.83	$.70
Diluted - as reported	$.80	$.65
Diluted - pro forma	$.80	$.63

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of stock options, convertible debentures, and shares held by the Company’s rabbi trust.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	December 31,
	2004	2003

Basic Earnings Per Share:
Weighted average common shares outstanding	3,868,748	2,168,700

Net income	$3,211,803	$1,560,113

Basic earnings per share	$0.83	$0.72

Diluted Earnings Per Share:
Weighted average common shares outstanding	3,868,748	2,168,700
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	108,922	64,358
Shares held by rabbi trust	17,320	-
Net effect of the assumed conversion of subordinated convertible debentures	-	332,224
Total weighted average common shares and common stock equivalents outstanding	3,994,990	2,565,282

Net income as reported	$3,211,803	$1,560,113
Net effect of the assumed conversion of subordinated convertible debentures	-	95,728
Net income adjusted for the effect of the assumed conversion of convertible subordinated debentures	$3,211,803	$1,655,841

Diluted earnings per share	$0.80	$0.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Standards

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and, on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The Company has determined that the provisions of FIN 46 require deconsolidation of the subsidiary trust which issued subordinated debentures. The Company has adopted the provisions under the revised interpretation and has restated the prior year presented in the Company’s consolidated financial statements.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

Stock-Based Compensation (Continued)

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

Acquisition of Loans

In December 2003 the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification of Certain Assets, Income and Expenses

Certain assets on the consolidated balance sheet as of December 31, 2003 and certain income and expenses on the consolidated statement of income for the year ended December 31, 2003 have been reclassified, with no effect on total assets, net income or earnings per share, to be consistent with the classifications adopted for the year ended December 31, 2004.

NOTE 2.                BUSINESS COMBINATION

On May 28, 2004, CNB Holdings, Inc. acquired the former First Capital Bancorp, Inc. (“Old FCBI”) through the merger (the “Merger”) of Old FCBI with and into CNB Holdings, Inc. (“CNB”).

As a result of the Merger, First Capital Bank and Capital Financial Software, LLC, which were wholly owned subsidiaries of Old FCBI, became wholly owned subsidiaries of CNB. Additionally, as a result of the Merger, CNB assumed Old FCBI’s obligations under the First Capital Statutory Trust I, which was created in connection with Old FCBI’s issuance of trust preferred securities. Chattahoochee National Bank also continued to be a wholly owned subsidiary of CNB after the Merger. On November 15, 2004, CNB merged (the “Bank Merger”) its two wholly owned banking subsidiaries, First Capital Bank and Chattahoochee National Bank, with First Capital Bank surviving the Bank Merger. On December 31, 2004, CNB changed its name to First Capital Bancorp, Inc.

For accounting purposes, the acquisition has been treated as a recapitalization of Old FCBI with Old FCBI as the acquirer (reverse acquisition). The historical financial statements prior to May 28, 2004 are those of Old FCBI. The results of operations for the year ended December 31, 2004 include seven months of operations of the combined Company and five months of operations of the Old FCBI. The results of operations for the year ended December 31, 2003 include only the operations of Old FCBI and the two non-bank subsidiaries.

The aggregate purchase price was $16,035,052. The purchase price was determined based on the average market price of CNB Holdings, Inc.’s common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

The $1,273,676 core deposit intangible asset has a weighted-average life of approximately 4.3 years. The core deposit intangible asset is being amortized over the weighted average life using the straight-line method, which is not materially different than the interest method.

The $6,625,887 of goodwill was assigned to CNB. Of that total amount, none is expected to be deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for years ended December 31, 2004 and 2003 as though the companies had combined as of January 1, 2003 are as follows:

	2004	2003

Net interest income	$21,067	$13,783
Net income	2,413	2,613
Basic earnings per share	.43	.54
Diluted earnings per share	.41	.53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                    SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
December 31, 2004
U.S. Treasury and
government agencies	$39,098,011	$285,588	$(253,782)	$39,129,817
Mortgage-backed securities	82,205,625	658,662	(227,448)	82,636,839
Other debt securities	6,806,849	77,985	(51,434)	6,833,400
Equity securities	2,522,664	-	(482,664)	2,040,000
	$130,633,149	$1,022,235	$(1,015,328)	$130,640,056

December 31, 2003
U.S. Treasury and
government agencies	$23,416,491	$111,735	$(229,681)	$23,298,545
Mortgage-backed securities	64,886,224	457,373	(238,939)	65,104,658
Other debt securities	11,903,747	261,677	(75,240)	12,090,184
Equity securities	2,580,717	-	(372,511)	2,208,206
	$102,787,179	$830,785	$(916,371)	$102,701,593

Securities held to maturity:
December 31, 2004
Mortgage-backed securities	$6,571,208	$157,720	$-	$6,728,928
Other debt securities	250,000	-	(4,067)	245,933
	$6,821,208	$157,720	$(4,067)	$6,974,861

December 31, 2003
Mortgage-backed securities	$9,832,040	$222,208	$-	$10,054,248
Other debt securities	250,000	-	(2,593)	247,407
	$10,082,040	$222,208	$(2,593)	$10,301,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                SECURITIES (Continued)

The amortized cost and fair value of debt securities, exclusive of mortgage-backed securities, at December 31, 2004, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$5,261,361	$5,272,131	$-	$-
Due from one to five years	28,920,971	28,829,155	250,000	245,933
Due from five to ten years	8,701,421	8,776,358	-	-
Due after ten years	3,021,107	3,085,573	-	-
Mortgage-backed securities	82,205,625	82,636,839	6,571,208	6,728,928
	$128,110,485	$128,600,056	$6,821,208	$6,974,861

Securities with a carrying value of approximately $120,361,000 and $96,513,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, advances from the Federal Home Loan Bank, and bankruptcy deposits.

Gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2004	2003

Gross gains	$-	$24,770
Gross losses	(32,040)	(53,007)
Net realized losses	$(32,040)	$(28,237)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	Less Than 12 Months		12 Months or More		Total
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and
government agencies	$15,624,995	$(128,337)	$4,874,555	$(125,445)	$20,499,550	$(253,782)
Mortgage-backed securities	20,313,816	(129,057)	5,131,402	(98,391)	25,445,218	(227,448)
Other debt securities	744,965	(5,035)	3,240,872	(50,466)	3,985,837	(55,501)
Subtotal, debt securities	36,683,776	(262,429)	13,246,829	(274,302)	49,930,605	(536,731)
Equity securities	-	-	2,015,000	(482,664)	2,015,000	(482,664)
Total temporarily impaired securities	$36,683,776	$(262,429)	$15,261,829	$(756,966)	$51,945,605	$(1,019,395)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                SECURITIES (Continued)

	Less Than 12 Months		12 Months or More		Total
December 31, 2003	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and
government agencies	$18,146,817	$(229,681)	$-	$-	$18,146,817	$(229,681)
Mortgage-backed securities	24,055,628	(234,815)	663,154	(4,124)	24,718,782	(238,939)
Other debt securities	3,746,947	(49,157)	721,324	(28,676)	4,468,271	(77,833)
Subtotal, debt securities	45,949,392	(513,653)	1,384,478	(32,800)	47,333,870	(546,453)
Equity securities	2,125,000	(372,511)	-	-	2,125,000	(372,511)
Total temporarily impaired securities	$48,074,392	$(886,164)	$1,384,478	$(32,800)	$49,458,870	$(918,964)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.

At December 31, 2004, twenty securities of a total of 120 securities have unrealized losses with aggregate depreciation of 1.82% from the Company’s amortized cost basis, and only ten securities had losses for greater than twelve months. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4.                LOANS

The composition of loans is summarized as follows:

	December 31,
	2004	2003
Real estate - construction	$180,898,066	$126,656,269
Real estate - mortgage	264,849,409	161,529,802
Commercial	39,076,050	18,242,200
Other	1,569,871	347,360
	486,393,396	306,775,631
Less:
Net deferred loan fees and costs	(1,773,551)	(736,213)
Allowance for loan losses	(6,049,504)	(3,306,148)
Loans, net	$478,570,341	$302,733,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                LOANS (Continued)

Changes in the allowance for loan losses are as follows:
	Years Ended December 31,
	2004	2003

Balance, beginning of year	$3,306,148	$3,356,148
Provision for loan losses	1,325,000	100,000
Loans charged off	-	(150,000)
Recoveries of loans previously charged off	1,990	-
Allowance for loan losses acquired in business combination	1,416,366	-
Balance, end of year	$6,049,504	$3,306,148

At December 31, 2004 and 2003, the Company had real estate acquisition and development loans to certain borrowers totaling $-0- and $1,193,556, respectively. Such loans have been accounted for as real estate investments because the risks and rewards associated with these loans are similar to those associated with an investment in real estate.

At December 31, 2004 and 2003, the Company had loans held for sale totaling $369,140 and $-0-, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans:

As of and for the Years Ended December 31,

	2004	2003

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	1,629,279	154,579
Total impaired loans	$1,629,279	$154,579
Valuation allowance related to impaired loans	$126,184	$23,187
Average investment in impaired loans	$833,179	$226,486
Interest income recognized on impaired loans	$7,602	$27,850
Nonaccrual loans	$1,629,279	$154,579
Loans past due ninety days or more and still accruing	$-	$-

In the ordinary course of business, the Company has direct and indirect loans outstanding to certain executive officers, directors and their related interests. Management believes such loans are made in the ordinary course of business on substantially the same credit terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with other customers. The following is a summary of activity in loans outstanding to officers, directors and their associates for the year ended December 31, 2004:

Balance, December 31, 2003	$10,163,618
New loans	558,013
Principal repayments	(2,506,403)
Change in related parties	(1,577,120)
Balance, December 31, 2004	$6,638,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.                PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2004	2003

Leasehold improvements	$521,059	$238,885
Furniture and equipment	3,537,367	1,480,047
Automobiles	215,515	157,536
	4,273,941	1,876,468
Less accumulated depreciation	(3,217,581)	(1,539,152)
	$1,056,360	$337,316

Leases

The Company leases its main banking facility and various other branches, loan production offices, and sales offices under operating lease agreements.

The total future minimum lease commitments are summarized as follows:

2005	$454,918
2006	334,295
2007	316,639
2008	326,138
2009	335,922
$1,767,912

Rental expense for the years ended December 31, 2004 and 2003 was $356,028 and $155,166, respectively.

NOTE 6.                 INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit premiums	$1,101,291	$172,385

The aggregate amortization expense was $172,385 for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.                INTANGIBLE ASSETS (Continued)

The estimated amortization expense for each of the next four years is as follows:

2005	$295,516
2006	295,516
2007	295,516
2008	214,743
$1,101,291

Changes in the carrying amount of goodwill are as follows:

	For the Years Ended December 31,
	2004	2003

Beginning balance	$55,000	$55,000
Goodwill acquired	6,625,887	-
Ending balance	$6,680,887	$55,000

NOTE 7.                DEPOSITS

The composition of deposits is summarized as follows:
	December 31,
	2004	2003

Non interest bearing demand deposits	$77,341,063	$28,729,963

Money market accounts	101,175,807	59,250,946
Savings	78,655	-
Now accounts	31,338,820	17,033,773
Time deposits	248,736,258	187,521,675
Total interest-bearing deposits	381,329,540	263,806,394
Total deposits	$458,670,603	$292,536,357

The scheduled maturities of time deposits at December 31, 2004 are as follows:

2005	$164,323,321
2006	58,715,577
2007	19,933,213
2008	3,844,213
2009	1,812,127
Thereafter	107,807
$248,736,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.                DEPOSITS (Continued)

At December 31, 2004 and 2003, the Company had deposits from certain directors, executive officers and their related interests totaling approximately $37,997,000 and $26,808,000, respectively. In addition, at December 31, 2004 and 2003, the Company had brokered deposits of approximately $75,010,000 and $65,516,000, respectively.

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $80,016 and $7,011, respectively.

NOTE 8.                CONVERTIBLE SUBORDINATED DEBENTURES

In 1999, the Company issued $2,688,000 of convertible subordinated debentures that paid interest at prime, with a cap of 10.50% and a floor of 6.50% with a maturity date seven years from the date of issuance. The subordinated debentures were convertible into the Company’s common stock at a conversion price of $84,000 per share, and were convertible upon change of control of the Company. Pursuant to the merger agreement as disclosed in Note 2, First Capital called for the conversion of its $2,688,000 debentures. This occurred simultaneously with the closing of the merger on May 28, 2004 and resulted in an increase to stockholders’ equity of $2,688,000. In connection with the called conversion of the subordinated debentures, the Company was required to pay a conversion fee of $320,000 which is included in interest expense for the year ended December 31, 2004.

NOTE 9.                FEDERAL HOME LOAN BANK ADVANCES

The Company has a line of credit totaling $262,841,115, representing 40% of the Bank’s total assets at December 31, 2004, from the Federal Home Loan Bank of Atlanta. At December 31, 2004, the Bank has pledged as collateral approximately $19,315,000 in first mortgage loans, $57,677,000 in commercial real estate loans, and $118,195,000 in securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.                FEDERAL HOME LOAN BANK ADVANCES (Continued)

The Company had the following advances outstanding:

December 31,
2004	2003

FHLB advances, interest payable at fixed rates ranging from
1.13% to 5.92%; advances mature at various maturity dates
from May 14, 2007 through July 23, 2012; weighted
average rate at December 31, 2004 is 2.95%.	$71,018,026	$-
FHLB advances, interest payable at variable rates ranging
from 2.44% to 4.51%; advances mature at various maturity
dates from April 30, 2005 through May 29, 2012; weighted
average rate at December 31, 2004 is 3.23%.	49,470,288	-
FHLB advances, interest payable at fixed rates ranging from
3.75% to 5.71%; advances mature at various maturity dates
from September 28, 2004 through July 23, 2012; weighted
average rate at December 31, 2003 is 4.43%.	-	41,000,000
FHLB advances, interest payable at variable rates ranging
from .58% to 1.90%; advances mature at various maturity
dates from July 22, 2004 through September 26, 2008;
weighted average rate at December 31, 2003 is 1.22%.	-	58,141,900
	$120,488,314	$99,141,900

Contractual maturities of Federal Home Loan Bank advances as of December 31, 2004 are as follows:

2005	$-
2006	-
2007	12,011,512
2008	42,000,000
2009	29,981,906
Thereafter	36,494,896
$120,488,314

The Company also has available federal funds back-up lines of credit with various financial institutions totaling $32,500,000, of which $10,000,000 was outstanding at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.              NOTE PAYABLE

Note payable consists of the following:
	December 31,
	2004	2003

Note payable to The Bankers Bank at prime minus 75 basis
points with a floor of 4.25%, or 4.25% at December 31,
2003, collateralized by common stock of the Bank	$-	$4,000,000

NOTE 11.             SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2004 and 2003 were $1,209,688 and $-0-, respectively.

NOTE 12.             TRUST PREFERRED SECURITIES

In 2002, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities in a private placement offering. The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company. The preferred securities are subject to redemption, in whole or in part, upon repayment of the subordinated debentures at maturity on January 15, 2032 or their earlier redemption. The Company has the right to redeem the debentures, in whole or in part, from time to time, on or after January 17, 2007, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest. The sole assets of the guarantor trust are the Subordinated Debentures of the Company (the “Debentures”). The Company has the right to defer interest payments on the Debentures up to ten consecutive semi-annual periods (five years), so long as the Company is not in default under the subordinated debentures. Interest compounds during the deferral period. No deferral period may extend beyond the maturity date.

The Company has guaranteed the payment of all distributions the Trust is obligated to make, but only to the extent the Trust has sufficient funds to satisfy those payments. The Company and the Trust believe that, taken together, the obligations of the Company under the Guarantee Agreement, the Trust Agreement, the Subordinated Debentures, and the Indenture provide, in the aggregate, a full, irrevocable and unconditional guarantee of all of the obligations of the Trust under the Preferred Securities on a subordinated basis.

The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities may be included in Tier 1 capital for bank and financial holding companies. In calculating the amount of Tier l qualifying capital, the trust preferred securities can only be included up to the amount constituting 25% of total Tier 1 capital elements (including trust preferred securities). Such Tier 1 capital treatment provides the Company with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Company were to issue preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.              TRUST PREFERRED SECURITIES (Continued)

The trust preferred securities and the related Debentures were issued on January 17, 2002. Both financial instruments bear an identical annual rate of interest of 9%. Distributions on the trust preferred securities are paid semi-annually on January 15 and July 15 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2004 was $6,200,000. The aggregate principal amount of Debentures outstanding at December 31, 2004 was $6,392,000.

NOTE 13.              INCOME TAXES

Income tax expense consists of the following:

	Years Ended December 31,
	2004	2003

Current	$2,211,168	$804,054
Deferred	(456,410)	84,461
Income tax expense	$1,754,758	$888,515

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2004	2003

Tax provision at statutory federal rate	$1,688,630	$832,534
State income taxes	103,488	26,328
Other items, net	(37,360)	29,653
Income tax expense	$1,754,758	$888,515

The components of deferred income taxes are as follows:

	December 31,
	2004	2003

Deferred tax assets:
Loan loss reserves	$2,173,269	$1,194,052
Operating loss carryforwards	129,804	201,536
Securities available for sale	11,445	30,811
Depreciation	32,733	74,491
Deferred compensation	286,491	-
Deferred gain on loans	182,959	-
Purchase adjustments	60,642	-
Deferred tax assets	$2,877,343	$1,500,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.             INCOME TAXES (Continued)

At December 31, 2004, the Company has remaining tax loss carryforwards of approximately $292,591 and $811,697 for federal and state income tax purposes, respectively, which begin to expire in 2006. The use of these carryforwards is limited to future consolidated taxable earnings of the Company and to annual limitations imposed by the Internal Revenue Code. The Company may use no more than approximately $190,000 annually of its remaining federal and state operating loss carryforwards.

NOTE 14.              STOCK COMPENSATION PLAN

The Company has incentive and nonqualified stock option plans with 294,418 shares of common stock available for granting to key employees and directors. Option prices under these plans must equal at least the fair value of the Company’s common stock on the date of grant. If the Optionee owns more than 10% of the Company’s common stock, the option price of an incentive stock option must equal at least 110% of the fair value of the Company’s common stock on the date of grant. The options vest over time periods determined by the Board of Directors and expire no later than ten years from date of grant. Other pertinent information related to the options is as follows:

	2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	214,284	$7.36	237,332	$6.44
Granted	429,250	12.74	82,641	9.15
Exercised	(51,565)	6.56	(95,307)	6.46
Forfeited	(1,987)	5.12	(10,382)	8.67
Outstanding at end of year	589,982	11.35	214,284	7.36

Options exercisable at end of year	344,504	$8.85	118,770	$6.24
Weighted-average fair value of options
granted during the year		$7.13		$1.95

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$3.47 - $5.06	24,145	2.4 years	$4.94	24,144	$4.94
$5.39 - $7.71	72,212	5.1 years	6.85	51,910	6.60
$8.10 - $10.00	313,875	5.0 years	9.67	268,450	9.64
$15.00 - $17.50	179,750	9.8 years	16.97	-	-
	598,982			344,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.             STOCK COMPENSATION PLAN (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003

Dividend yield	0%	1.52%
Expected life	10 years	10 years
Expected volatility	18.84%	0%
Risk-free interest rate	4.50%	4.41%

NOTE 15.                EMPLOYEE AND DIRECTOR BENEFIT PLANS

Profit Sharing Plan

The Company has a retirement plan qualified pursuant to Internal Revenue Code Section 401(k). The plan covers substantially all employees subject to certain minimum age and service requirements. Contributions to the plan by employees are voluntary. The Company may match part of the employee's contributions subject to annual approval by the Board of Directors. Contributions to the plan charged to expense for the years ended December 31, 2004 and 2003 was $95,114 and $69,756, respectively.

Deferred Compensation Plans

The Company has two deferred compensation plans providing for death and retirement benefits for certain directors and executive officers. The estimated amounts to be paid under the compensation plans are being funded through the purchase of life insurance policies on the directors and executive officers. The balance of the policy cash surrender values included in other assets at December 31, 2004 and 2003 is $3,024,719 and $-0-, respectively. Income recognized on the policies amounted to $86,440 and $-0- for the years ended December 31, 2004 and 2003, respectively. The balance of deferred compensation included in other liabilities at December 31, 2004 and 2003 is $318,557 and $-0-, respectively. Expense recognized for deferred compensation was $95,411 and $-0- for the years ended December 31, 2004 and 2003, respectively.

Director Fee Deferral Plan and Rabbi Trust

The Company has established a deferral plan that allows directors to defer all or a portion of their director fees. The director may elect to defer no fees, 50% of fees, or 100% of fees. The deferred fees are invested, at the discretion of each director, in Company stock or other nonemployer securities and placed in a rabbi trust. The accounts of the rabbi trust have been consolidated with the accounts of the Company in the consolidated financial statements. Shares of Company stock held by the rabbi trust totaling 17,320 shares at December 31, 2004 have been classified as treasury stock in the Company’s consolidated balance sheet and included in the calculation of diluted earnings per share. Nonemployer equity securities held by the rabbi trust with a fair value of $57,884 are included in securities available for sale in the consolidated balance sheet. The fair value of the assets held by the rabbi trust is recorded as a deferred compensation liability and amounted to $413,810 at December 31, 2004. The increase in fair value over the cost of the assets held by the rabbi trust is recorded as an expense and amounted to $103,178 for the year ended December 31, 2004. The plan, in addition to allowing diversification of investments, may be settled in cash, Company stock or a combination of both.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                 EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (the “ESOP”) for eligible employees which is designed to meet the requirements of the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974, as amended. Allocation of the Company stock held by the ESOP to individual employees is based on the ratio of the participant’s compensation (as defined) to total compensation of all eligible participants and the number of shares of stock available for allocation. Unallocated shares will be released on the ratio of current principal and interest payments to total principal and interest of the note used by the ESOP to acquire stock in the Company.

The ESOP originally borrowed $399,998 from its sponsor, the funds of which were used to purchase 59,259 shares of sponsor stock. The note payable is expected to be repaid principally by cash contributions from the Company to the ESOP. The provisions of Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, have been applied to the intercompany loan and in accordance with the SOP, all intercompany interest income and interest expense has been eliminated in consolidation. At December 31, 2004, the outstanding principal balance of the note was $399,998.

The Company makes cash contributions to the ESOP which are used by the ESOP to make loan and interest payments. Compensation expense related to the ESOP is based upon the debt service requirements and the excess of the fair market value over the cost of the shares allocated at the time of allocation. Dividends on the Company’s stock may be used by the ESOP to repay loans or may be allocated to participants’ accounts.

Shares of the Company held by the ESOP at December 31, 2004 are as follows:

2004

Allocated shares	-
Shares released for allocation	20,580
Unrealized (unearned) shares	43,017
63,597
Fair value of unreleased (unearned) shares	$883,999

The note payable referred to above, which matures January 17, 2008, bears interest at the lender’s prime rate less 1% and is adjusted on the anniversary date of the note. The interest rate was 3.00% at December 31, 2004. The note requires interest-only payments for the first and second year. Thereafter, principal and interest shall be amortized over a five-year period, with five annual installments of principal and interest being due and payable on the third, fourth, fifth, sixth, and seventh anniversaries of the date of the note. The future principal payments on the note are due as follows:

2005	$160,000
2006	80,000
2007	80,000
2008	79,998
$399,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employee Stock Ownership Plan (Continued)

For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The components of the amount charged to expense for the year ended December 31, 2004, are as follows:

2004

Compensation	$46,666
Interest	7,000
$53,666

NOTE 16.                 COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

A summary of the Company’s commitments is as follows:
	December 31,
	2004	2003

Commitments to extend credit	$179,788,000	$96,585,000
Financial standby letters of credit	50,000	210,000
Other standby letters of credit	4,672,000	3,085,000
	$184,510,000	$99,880,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.                 COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit and financial guarantees written is essentially the same as that involved in extending loan facilities to customers. Substantially all standby letters of credit and financial guarantees written are secured.

At December 31, 2004 and 2003, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2004 and 2003.

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

At December 31, 2004, the information pertaining to outstanding interest rate corridor agreements used to hedge variable-rate debt is as follows

2004

Notional amount	$5,000,000
Weighted average maturity in years	3 years
Fair value of interest rate corridor included in other assets	$83,147
Unrealized loss relating to interest rate corridor	$42,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.              COMMITMENTS AND CONTINGENCIES (Continued)

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

All of the Company’s derivative financial instruments are classified as highly effective cash flow hedges. For the year ended December 31, 2004, there were no material amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 17.              REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, approximately $2,214,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.              REGULATORY CAPITAL REQUIREMENTS (Continued)

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$60,862	11.29%	$43,123	8%	$	N/A	N/A
Bank	$60,416	11.20%	$43,140	8%		$53,925	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$54,812	10.17%	$21,562	4%	$	N/A	N/A
Bank	$54,366	10.08%	$21,570	4%		$32,355	6%
Tier I Capital to Average Assets:
Consolidated	$54,812	8.43%	$26,001	4%	$	N/A	N/A
Bank	$54,366	8.37%	$25,978	4%		$32,472	5%
As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$32,404	9.17%	$28,275	8%	$	N/A	N/A
Bank	$35,672	10.10%	$28,258	8%		$35,323	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$26,410	7.47%	$14,138	4%	$	N/A	N/A
Bank	$32,366	9.16%	$14,129	4%		$21,194	6%
Tier I Capital to Average Assets:
Consolidated	$26,410	6.36%	$16,621	4%	$	N/A	N/A
Bank	$32,366	7.80%	$16,598	4%		$20,747	5%

NOTE 18.              STOCK OFFERING

On March 23, 2004, the Company filed a Registration Statement on Form SB-2 to register up to 1,250,000 shares of its common stock for sale in a public offering. In 2004, the Company completed the sale of 1,249,933 shares of its common stock receiving net proceeds of approximately $14.9 million. The Company intends to use the proceeds of the offering for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.              FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company in estimating fair value disclosures for financial instruments used the following methods and assumptions.

Cash Equivalents: Fair value equals carrying value of such assets due to short-term maturities of these instruments.

Securities: The fair value for securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

Restricted Equity Securities: The fair value of restricted equity securities approximates carrying value.

Loans: For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.

The fair value of all other loans is calculated using discounted contractual cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions.

Deposits: Fair values for certificates of deposit have been determined using discounted contractual cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, by definition, approximate their fair values. The carrying amount of related accrued interest payable approximates its fair value.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements: Fair value approximates the carrying amount of such liabilities due to their short-term nature.

Convertible Subordinated Debentures: Fair value approximates carrying value of the convertible subordinated debentures due to their variable interest rate.

Advances from Federal Home Loan Bank: The fair value of advances from the Federal Home Loan Bank is calculated by discounting contractual cash flows using an estimated interest rate based on current rates available to the Company for debt of similar remaining maturities and collateral terms.

Accrued Interest: The carrying amounts of accrued interest approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.              FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Note Payable: Fair value approximates the carrying value of the note payable due to its variable interest rate.

Subordinated Debentures: The fair value of the Company’s fixed rate subordinated debentures is calculated by discounting contractual cash flows using an estimated interest rate based on current rates available to the Company for debt of similar remaining maturities and collateral terms.

Commitments: Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s off-balance sheet instruments consist of non fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The estimated fair values and related carrying amounts of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)

Assets:
Cash and cash equivalents	$15,602	$15,602	$12,098	$12,098
Securities	137,461	137,615	112,784	113,003
Restricted equity securities	6,818	6,818	6,194	6,194
Loans, net	478,570	479,659	302,733	304,391
Accrued interest receivable	2,596	2,596	1,386	1,386

Liabilities:
Deposits	$458,671	$459,370	$292,536	$295,821
Federal funds purchased and securities sold under repurchase agreements	11,210	11,210	12,165	12,165
Convertible subordinated debentures	--	--	2,688	2,688
Federal Home Loan Bank advances	120,488	116,008	99,142	95,313
Note payable	--	--	4,000	4,000
Subordinated debentures	6,392	5,783	6,392	5,337
Accrued interest payable	2,604	2,604	1,040	1,040

NOTE 20.               SUPPLEMENTAL FINANCIAL DATA

Components of other income and expenses in excess of 1% of total revenue are as follows:

	December 31,
	2004	2003

Other Income:
License fees	$163,070	$228,810

Other Expenses:
Professional fees	$656,838	$230,217
Business development	534,761	319,774
Data processing	348,907	191,416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.             PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheets of First Capital Bancorp, Inc. as of December 31, 2004 and 2003 and statements of income and cash flows for the years then ended are as follows:

CONDENSED BALANCE SHEETS

	2004	2003

Assets
Cash	$318,841	$358,070
Investment in bank subsidiary	62,512,809	32,754,466
Investment in Capital Financial Software	89,776	66,921
Other investments	88,500	88,500
Real estate investments	37,500	250,000
Accrued interest receivable and other assets	727,565	532,550

Total assets	$63,774,991	$34,050,507

Liabilities and Stockholders’ Equity

Liabilities:
Convertible subordinated debentures	$-	$2,688,000
Note payable	-	4,000,000
Other liabilities and accrued expenses	568,960	372,381
Subordinated debentures	6,392,000	6,392,000

Total liabilities	6,960,960	13,452,381

Stockholders' equity:
Preferred stock	-	-
Common stock	5,170,000	217
Surplus	35,901,761	6,579,220
Treasury stock	(1,122,018)	-
Unearned ESOP shares	(399,998)	-
Retained earnings	17,285,267	14,073,464
Accumulated other comprehensive loss	(20,981)	(54,775)
Total stockholders’ equity	56,814,031	20,598,126

Total liabilities and stockholders' equity	$63,774,991	$33,050,507

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.              PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	2004	2003

Income:
Interest and fees	$14,254	$54,420
Dividends from bank subsidiary	1,461,000	400,000
Dividend income	19,355	19,086
Other	16	142
Total income	1,494,625	473,648

Expense:
Interest	1,059,873	922,361
Salaries and employee benefits	673,619	425,815
Other	275,639	62,521
	2,009,131	1,410,697

Loss before income tax benefit and equity in
undistributed earnings of subsidiaries	(514,506)	(937,049)

Income tax benefit	736,931	499,557

Income (loss) before equity in undistributed
earnings of subsidiaries	222,425	(437,492)

Equity in undistributed earnings of subsidiaries	2,989,378	1,997,605

Net income	$3,211,803	$1,560,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.                PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003

OPERATING ACTIVITIES
Net income	$3,211,803	$1,560,113
Adjustments to reconcile net income to
net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,989,378)	(1,997,605)
Net other operating activities	(1,262,830)	(58,594)

Net cash used in operating activities	(1,040,405)	(496,086)

INVESTING ACTIVITIES
Capital contribution in investee	-	(43,500)
Capital contributions to bank subsidiary	(10,500,000)	(250,000)
Decrease in real estate investment	212,500	13,519

Net cash used in investing activities	(10,287,500)	(279,981)

FINANCING ACTIVITIES
Proceeds from note payable	3,500,000	-
Repayment of note payable	(7,500,000)	-
Proceeds from issuance of common stock	14,999,196	-
Stock issuance costs	(111,729)	-
Payment for fractional shares	(266)	-
Proceeds from sale of treasury stock	63,433	-
Proceeds from exercise of stock options	338,042	616,281
Cash dividends paid	-	(225,000)

Net cash provided by financing activities	11,288,676	391,281

Net decrease in cash	(39,229)	(384,786)

Cash at beginning of the year	358,070	742,856

Cash at end of the year	$318,841	$358,070

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this Item.

ITEM 8A.    DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS

Board of Directors

The members of the Board of Directors of the Company are elected by the Company’s shareholders. The directorships of the Company are divided into three classes, with the members of each class serving three-year terms. The shareholders of the Company elect one class annually. The Company’s Board of Directors presently consists of 12 members.

The following table sets forth for each director of the Company: (1) the person’s name; (2) his or her age at December 31, 2004; (3) the year he or she was first elected as a director of the Company; and (4) his or her positions with the Company, other than as a director, and his or her recent business experience for the past five years.

There are no family relationships between any of the directors, executive officers and significant employees of the Company and the Bank.

Terms Expire in 2005; Nominees for Terms Expiring in 2008

PATRICIA RHODES GRIMES
Director since 1998
Age 56

Ms. Grimes has extensive senior-level banking experience. At Trust Company of Georgia (now SunTrust Bank), she served as Group Vice President and Assistant Manager of Systems and Programming. Additionally, she served as Senior Vice President and Manager of the Applications Systems Division with SunTrust Service Corporation, a subsidiary of SunTrust Banks, Inc. She retired from SunTrust Service Corporation in 1992. Ms. Grimes is a graduate of the University of Georgia where she has served on the MIS Advisory Board and is currently President-Elect of the Advisory Board for the Franklin College of Arts and Sciences.

JON A. POND
Director since 1998
Age 57

Mr. Pond has been the President of Pond & Company, an engineering and architectural services company, since 1987. Mr. Pond holds a professional engineer license as well as a professional land surveyor license. Mr. Pond serves on the Compensation/Governance Committee of the Company.

JOE E. MCCART
Director since May 2004
Age 63

Mr. McCart is an insurance agent and serves as President of Joe McCart Insurance Agency, Inc., a general insurance agency founded in 1971 and located in Duluth, Georgia. Mr. McCart is a member of the Compensation/Governance Committee of the Company.

RICHARD T. SMITH
Director since May 2004
Age 58

Mr. Smith is a partner in and serves as President of the law firm Richard T. Smith, PC. In addition, Mr. Smith also serves as Vice President of Vista Title Company. Mr. Smith is a member of the Compensation/Governance Committee of the Company.

Terms Expire in 2006

WILLIAM R. BLANTON
Director since May 2004
Age 57

Since May 2004, Mr. Blanton has served as Vice Chairman, Chief Financial Officer and Chief Operating Officer of the Company and also serves as Chief Financial Officer and Chief Operating Officer of the Bank. Prior to the May 2004 merger, Mr. Blanton also served as President and Chief Executive Officer of one of the Bank’s predecessors (1989-2004). Mr. Blanton is Chairman of the Executive Committee of the Company. Mr. Blanton is the Managing Member and a shareholder of Terrazza Realty Investments. He is also the Managing Member and sole shareholder of Terrazza Realty Advisors, LLC, and a one-half owner of Cinc Systems, LLC, an accounting software company.

DAVID R. HINK
Director since 1998
Age 56

Mr. Hink is Chairman of the Company and the Bank. Mr. Hink has been the Managing Principal of Strategic Solutions Resources, LLC, a strategy development and merger and acquisition consulting firm, since December 1996. Mr. Hink also serves as CEO of Southern Retirement Services, an assisted living and senior care company, as CFO and a director of Cenergie, a fuel cell manufacturing company, as Vice Chairman and Director of Enercom, a software company, and as Director of Cobb Energy, an energy utility and services company. Mr. Hink is a member of the Executive Committee of the Company.

H.N. PADGET, JR.
Director since 1998
Age 48

Mr. Padget is the President and Chief Executive Officer of the Company and the Bank. Prior to the May 2004 merger, he served as President and Chief Executive Officer of one of the Bank’s predecessors. He has been a banker in metropolitan Atlanta for over 25 years and has served in various management positions throughout his career. Mr. Padget is a member of the Executive Committee of the Company.

EDGAR H. SIMS, JR.
Director since May 2004
Age 63

Mr. Sims is a partner in the law firm McKenna Long & Aldridge, LLP, located in Atlanta, Georgia. Mr. Sims is a member of the Audit Committee of the Company.

Terms Expire in 2007

C. DAN ALFORD
Director since 1998
Age 44

Mr. Alford has served as the Chief Financial Officer of Allied Utility Network LLC, a consultant to the utility industry, since February 1998. From 1989 to 1998, Mr. Alford served in various capacities, including Executive Vice President and Chief Operating Officer, of A&C Enercom, Inc. from 1996 to 1997, and also served as General Manager of National Operations for the Commercial & Industrial Division of Virginia Electric Power Company. Mr. Alford is the Chairman of the Audit Committee of the Company.

WILLIAM H. GROCE, JR.
Director since 1998
Age 68

Mr. Groce is a retired executive from BellSouth Telecommunications. Mr. Groce held various positions at BellSouth Telecommunications throughout his career which began in 1958, including Executive Assistant to the President of BellSouth Telecommunications and Secretary to its Board of Directors from 1988 until his retirement in 1994. Mr. Groce is the Chairman of the Compensation/ Governance Committee of the Company.

THEODORE J. LAVALLEE, SR.
Director since May 2004
Age 68

Mr. LaVallee was President and part owner of S&L Mortgage Corp., a mortgage banking company, until its sale in 1989, when he retired from S&L Mortgage Corp. Since 1996, Mr. LaVallee has also served in various capacities with S&L Mortgage & Investments, Inc., an Atlanta real estate firm, most recently as President. Mr. LaVallee is a member of the Executive Committee of the Company.

NEIL H. STRICKLAND
Director since May 2004
Age 68

Mr. Strickland has served as President of Strickland General Agency, Inc., a property and casualty wholesale insurance agency in Duluth, Georgia, since its founding in 1967. Mr. Strickland is a member of the Audit Committee of the Company.

Other Executive Officers and Significant Employees

Steven G. Deaton, age 41, is Executive Vice President, Commercial Lending of the Bank. Prior to joining one of the Bank’s predecessors in 2000, he held numerous management positions with SouthTrust Bank of Georgia.

J. Donald Tate, age 59, is Executive Vice President, Senior Credit Officer of the Bank. He joined one of the Bank’s predecessors in 1998 and has 35 years of banking experience in the lending, credit, and audit/collateral monitoring fields. Prior to joining one of the Bank’s predecessors, Mr. Tate held positions at Bank of America, National Bank of Georgia/First American Bank, and National Bank of Commerce.

Gary A. Thornton, age 42, is Executive Vice President, Treasurer and Senior Investment Officer of the Bank. He joined one of the Bank’s predecessors in 2003 and has 18 years of experience in bank portfolio management and fixed income investing. Prior to joining one of the Bank’s predecessors, he held positions at Wachovia Bank, N.A., Regions Financial Corp and First National Bank of Gainesville.

Henry G. Vick, age 59, is Executive Vice President, Real Estate Lending with the Bank. Prior to joining one of the Bank’s predecessors in 2003, he held positions at Bank South Mortgage, Bank of America and First Horizon Mortgage.

Audit Committee

The Company has a standing Audit Committee comprised of four independent directors. The Audit Committee selects the independent public auditors that audit the Company’s annual financial statements and approves any special assignments of such auditors. The Audit Committee also reviews the scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of the Company’s internal accounting staff. The members of the Audit Committee are C. Dan Alford, Patricia Rhodes Grimes, Neil H. Strickland and Edgar H. Sims, Jr.. Although none of the Audit Committee members meets the criteria specified under applicable Securities and Exchange Commission (“SEC”) regulations for an “audit committee financial expert,” the Board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit Committee.

Nomination of Directors

On December 15, 2004, the Board of Directors adopted a Compensation/Governance Committee Charter, which sets forth the Committee’s authority, responsibilities and duties with respect to the nomination of director candidates. The Committee is charged with assisting the Board in fulfilling its responsibilities by: (1) identifying individuals whose background, experience and other characteristics qualify them to become members of the Board; (2) nominating, or recommending that the Board nominate, one or more director candidates to serve on the Board and the committees thereof, either for re-election upon the expiration of their terms or whenever vacancies occur; and (3) reviewing and approving the Company's Code of Conduct and any other corporate governance rules or procedures as the Board may delegate to the Committee for its review, from time to time.

The Committee’s duties include:

•
reviewing completed questionnaires relating to director independence and the qualification of the members of the committees under provisions of applicable laws, rules and regulations, including rules of any applicable Exchange;

•	making a recommendation to the Board regarding the independence of non-management directors, and recommending action to effect changes in incumbent directors, if appropriate;

•
establishing and evaluating, on an annual basis, the following criteria and any additional criteria that the Committee deems relevant and appropriate for selecting new directors and making recommendations to the Board regarding:

•	independence or material relationships with the Company;
•	financial expertise;
•	director education and experience;
•	attendance; and
•	the best interests of the Company and its shareholders;

•	annually recommending a slate of nominees for election to the Board at the annual meeting of the Company's shareholders;

•	nominating director nominees to be elected by the Board to fill interim director vacancies caused either by death or resignation of a director or an increase in the number of members of the Board;

•	reviewing director candidates submitted for consideration by shareholders, if any;

In carrying out its duties and responsibilities, the Committee is authorized to obtain advice and seek assistance from internal or external legal or other advisors. Additionally, the Committee, with approval of the Board has authority to hire, retain and terminate any search firm to be used to identify director candidates, including the authority to approve the search firm's fees and other retention terms.

In connection with the Company’s May 2004 merger, six director nominees of Old FCBI were elected to the Company’s Board of Directors. Under the terms of the merger agreement, if, prior to the 2005 Annual Meeting of Shareholders, any director designee of either merging company is unable to serve his or her full term, the remaining designees from the applicable merging company shall have the right to appoint a new director to fill such vacancy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and related regulations of the Securities and Exchange Commission (the “SEC”), require the Company’s executive officers and directors, and certain persons who own 10% or more of Company common stock, to file with the SEC reports of their ownership of Company common stock. The regulations also require these persons to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that, during 2004, all filing requirements applicable to such persons have been met except that C. Dan Alford, Patricia Rhodes Grimes, William H. Groce, Jr., David A. Hink and Jon A. Pond each inadvertently filed one late Form 4 reporting a purchase of shares and Steven G. Deaton inadvertently failed to file three Form 4s reporting stock option grants.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, principal executive, financial and accounting officers, and employees. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to First Capital Bancorp, Inc., Suite A, 3320 Holcomb Bridge Road, Norcross, Georgia 30092, Attention: Corporate Secretary.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation paid to or accrued on behalf of the chief executive officer and the other persons designated as executive officers of the Company during 2004 whose combined salary and bonus exceeded $100,000 for services rendered during 2004. Information as to “perks” received by these executive officers is omitted because the amounts received by each officer does not exceed the lesser of $50,000 or 10% of his combined salary and bonus for a given year.

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)(1)

H. N. Padget, Jr. President and Chief Executive Officer	2004 2003 2002	168,035 151,668 143,500	109,000 -- --	0 0 0	59,199 39,827 9,750

William R. Blanton Vice Chairman, Chief Financial Officer and Chief Operating Officer	2004	106,375(2)	148,800	0	21,538

Steven G. Deaton Executive Vice President, Commercial Lending of the Bank	2004 2003 2002	150,577 146,106 124,000	101,400 -- 12,932	23,000 (3) 0 0	45,612 29,614 8,001

__________

(1)	Consists of the following amounts for the individuals and years indicated:

		Split Dollar Death Benefit	Earned Retirement Benefit	401(k) Plan Matching Contribution	ESOP Allocation
Mr. Padget	2004 2003 2002	$297 377 225	$35,915 33,862 4,940	$2,341 1,744 *	$19,646 3,844 4,585
Mr. Blanton	2004	$0	0	$2,250	$19,288
Mr. Deaton	2004 2003 2002	$167 223 141	$25,510 24,103 3,458	$2,289 1,593 *	$19,646 3,695 4,402
__________

The split dollar death benefit represents the individual’s reportable income for the death benefit described in “—Life Insurance Benefits” below, while the earned retirement benefit represents the annual retirement benefit earned under the retirement plan described in “—Supplemental Retirement Plan” below. The 401(k) plan contribution represents matching funds contributed by the Company to the individual’s account under the 401(k) plan, and the ESOP allocation represents the fair market value of the shares of common stock contributed to the individual’s ESOP account by the Company, measured as of December 31 of the applicable year.

*	Specific information for 2002 is not available and therefore is not reflected in the table above. These amounts are comparable to the amounts reflected for 2004 and 2003.

(2)
Mr. Blanton did not become an executive officer of the Company until May 28, 2004. As a result, the amount shown reflects only the salary he received from the Company after that date. See “—Employment Agreements” below for additional information regarding his annual salary and the terms of his employment.

(3)	See “Option Grants in Last Fiscal Year” for the terms of these options.

Option Grants in Last Fiscal Year

The following table provides details regarding stock options granted during 2004 to the executive officers named in the Summary Compensation Table.

Name	Date of Grant	Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/Sh)	Expiration Date
Mr. Padget	--	--	--	--	--
Mr. Blanton	--	--	--	--	--
Mr. Deaton	4/30/04 7/09/04 8/18/04	4,000(1) 4,000(2) 15,000(3)	2.2 2.2 8.3	15.00 15.50 16.60	4/30/14 7/09/14 8/18/14
_______________________

(1)	The indicated options are fully vested.

(2)	The options vest in one-third annual increments beginning on the first anniversary of the date of grant.

(3)	The options vest in one-third annual increments beginning on the first anniversary of the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The executive officers named in the Summary Compensation Table did not exercise any options in 2004. The following table reports their respective option holdings and values at the end of 2004, based on a market value of $20.60 per share for the common stock at December 31, 2004.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Mr. Padget	44,000	0	$484,400	$0
Mr. Blanton	0	0	$0	$0
Mr. Deaton	10,500	19,000	$106,790	$80,400

Employment Agreements

H.N. Padget, Jr. In early 2005, the Company and First Capital Bank entered into an amended and restated employment agreement with H.N. Padget, Jr. regarding Mr. Padget’s employment as President and Chief Executive Officer of the Company and First Capital Bank. The employment agreement currently provides that Mr. Padget’s annual base salary rate is $180,000. Mr. Padget’s employment agreement provides that for fiscal 2005 he will be entitled to receive a cash bonus based upon attainment of specified target levels of return on earnings and certain strategic initiatives established by the Compensation Committee. Pursuant to the employment agreement, the Company furnishes an automobile for Mr. Padget’s use as well as reimbursement of country club membership dues. Further, the employment agreement provides for reimbursement of disability insurance premiums at a monthly rate of $158 and reimbursement of medical, hospitalization and term life insurance premiums at a monthly rate of $600. The period of employment under the employment agreement continues until the earlier of January 31, 2006 or any earlier termination of the employment. In the event that Mr. Padget’s employment is terminated (1) by the Company without cause, or (2) at Mr. Padget’s election, upon the Company and First Capital Bank’s breach of any material provision of the employment agreement, then, in either case, the Company will be required to pay Mr. Padget, as termination compensation, an amount equal to 12 months of existing base salary plus the cost of medical, hospitalization and term life insurance. If the Company and First Capital Bank terminate Mr. Padget’s employment without cause following a change of control, the Company will be required to pay Mr. Padget an amount equal to three times the highest annual base salary and cost of medical, hospitalization and term life insurance coverages for the fiscal year during the term in which those costs were highest. Mr. Padget is subject to restrictive covenants protecting confidential information and prohibiting the solicitation of customers and employees during his term of employment and, in most situations, for specified periods following his term of employment.

William R. Blanton. In May 2004, the Company entered into an employment agreement with William R. Blanton regarding Mr. Blanton’s employment as Vice Chairman, Chief Operating Officer and Chief Financial Officer of the Company and First Capital Bank. As is shown below, the agreement terminated by its terms on December 31, 2004, although Mr. Blanton has continued to be employed by the Company in the same capacity. Under the employment agreement, Mr. Blanton was entitled to an annual base salary equal to $145,000 per year, subject to normal annual increases, provided that Mr. Blanton’s salary shall at no time trail the base salary of the chief executive officer of the Company by more than $10,000. Based on this provision, Mr. Blanton’s base salary was increased during 2004 to $170,000 following a salary increase for Mr. Padget to the annual salary reflected in the Summary Compensation Table. The agreement also provided that Mr. Blanton was entitled to receive annual incentive compensation based on criteria established by the Board of Directors of the Company. Pursuant to the employment agreement, the Company furnished an automobile for Mr. Blanton’s use as well as country club membership dues. In addition, Mr. Blanton was entitled to receive cash bonuses when and as necessary to permit Mr. Blanton to pay the premiums necessary to maintain an existing life insurance policy with a $5,000,000 death benefit. The period of employment under the employment agreement was to continue until the earlier of December 31, 2004 or the termination of the employment as follows: (1) at the election of the Company and First Capital Bank for cause; (2) at Mr. Blanton’s election, upon First Capital Bank’s and the Company’s breach of any material provision of the employment agreement; or (3) upon Mr. Blanton’s death or disability. In the event that Mr. Blanton’s employment were terminated (1) by the Company without cause or (2) by Mr. Blanton as a result of a breach of the agreement by the Company or First Capital Bank, the Company would be required to pay Mr. Blanton, as termination compensation, an amount equal to six months of existing base salary plus medical, hospitalization and term life insurance. In addition, in the event of a change of control of the Company or First Capital Bank, the Company would be required to pay Mr. Blanton an amount equal to three times his then current annual compensation, including salary, bonuses and perquisites. In the event that Mr. Blanton’s employment were terminated for any reason, Mr. Blanton would be prohibited from competing with the Banks or soliciting their customers or employees within the geographic area set forth in the employment agreement for a period of six months after the date of termination.

Steven G. Deaton. In April of 2005, the Company and First Capital Bank entered into an amended and restated employment agreement with Steven G. Deaton regarding Mr. Deaton’s employment as Executive Vice President and Senior Lending Officer of the Company and First Capital Bank. The employment agreement currently provides that Mr. Deaton’s annual base salary rate is $160,000. Mr. Deaton’s employment agreement provides that for fiscal 2005 he will be entitled to receive a cash bonus based upon attainment of specified target levels of return on earnings and certain strategic initiatives established by the Compensation Committee. Pursuant to the employment agreement, the Company furnishes Mr. Deaton with an automobile allowance as well as reimbursement of country club membership dues. The period of employment under the employment agreement continues until the earlier of December 31, 2005 or any earlier termination of the employment. In the event that Mr. Deaton’s employment is terminated (1) by the Company without cause, or (2) at Mr. Deaton’s election, upon the Company and First Capital Bank’s breach of any material provision of the employment agreement, then, in either case, the Company will be required to pay Mr. Deaton, as termination compensation, an amount equal to 12 months of existing base salary plus medical, hospitalization and term life insurance. If the Company and First Capital Bank terminate Mr. Deaton’s employment without cause following a change of control, the Company will be required to pay Mr. Deaton an amount equal to 12 months of his existing annual base salary. Mr. Deaton is subject to restrictive covenants protecting confidential information and prohibiting the solicitation of customers and employees during his term of employment and for specified periods following his term of employment.

Supplemental Retirement Plan

Ms. Grimes and Messrs. Alford, Deaton, Groce, Hink, Padget and Pond have supplemental retirement agreements with First Capital Bank. Under these agreements, the participants are entitled to receive supplemental retirement benefits from and after their respective retirements at or after age 65 until death. In the event any of the participants are terminated, resign or are removed prior to age 65 for any reason other than cause, some or all of the benefits become payable, depending upon the circumstances of the departure and whether the participant is an executive officer or serves only as a director. In the event any of the participants are terminated, resign or are removed for any reason other than for cause following a change of control in either the Company or First Capital Bank, he or she is entitled to receive the benefits promised under the agreements as if they had been continuously employed by the Company or First Capital Bank until age 65. The amount of each participant’s retirement benefits is determined by various formulae tied to the after-tax income attributable to specified insurance contracts, as described by the terms of the participant’s agreement. Those terms vary depending upon whether the participant is an executive officer or serves only as a director.

In addition to the supplemental retirement benefits provided under these agreements, Messrs. Padget and Deaton are entitled to defer up to 25% of their compensation each year and each of the directors of the Company is entitled to defer up to 100% of their compensation each year. Any amounts deferred are credited with earnings equal to 150% of the average after-tax yield of a one-year Treasury bill. None of the eligible participants described above has participated in this deferral benefit.

Life Insurance Benefits

Ms. Grimes and Messrs. Alford, Deaton, Groce, Hink, Padget and Pond are entitled to share in the death benefit proceeds payable under certain life insurance policies owned by First Capital Bank that were purchased as a means of facilitating the discharge of the obligations incurred under the supplemental retirement agreements. These arrangements are reflected by individual split dollar agreements each of which provides for the payment of up to 90% of the death benefit proceeds from the policy or policies insuring the life of the participant, less cash surrender value, to the beneficiary or beneficiaries designated by the participant. The death benefits are not payable if the participant’s service is terminated for cause and only a portion of the death benefit proceeds otherwise payable is due if the participant terminates, resigns or is removed from service before death. The portion payable depends upon a participant’s number of years of service with First Capital Bank and whether he or she is an executive officer or serves only as a director. Service prior to the implementation of the plan counts only for directors. First Capital Bank pays all premiums due under these policies. In the event a participant is terminated, resigns or is removed for any reason other than for cause following a change of control in either the Company or First Capital Bank, he or she becomes 100% vested in the death benefits promised under the agreement. Consequently, in the event Messrs. Padget and Deaton or any of the directors of the Company are so terminated, resign or are removed following a change of control in the Company or First Capital Bank, their beneficiaries will receive the death benefit set forth in the split dollar agreements as if they had died while serving on the Board of Directors or while employed by the Company or First Capital Bank, as applicable.

Director Fees

Prior to July 1, 2004, the Company paid directors a fee of $500 for each Board of Directors meeting attended and $150 for each committee meeting attended. In addition, the Chairman of the Board received an additional $500 for each Board meeting attended and the chairman of each of the Company’s committee received an additional $150 for each committee meeting attended.

Effective as of July 1, 2004, the Chairman of the Board receives a retainer of $60,000 per year, while other directors are paid a retainer of $15,000 per year. Bank and Company committee chairs receive an additional $5,000 annual retainer. All retainer amounts are paid in quarterly increments.

As an alternative to the deferrals to which directors are entitled under the supplemental retirement plan described above, we also have in place a directors’ deferral plan, which allows each of the Bank’s directors to defer either 50% or 100% of his or her directors’ fees and then have this deferred compensation invested in either the Company’s common stock or a variety of mutual funds. A participant’s benefits are generally paid upon the person’s resignation or removal from office. As of December 31, 2004, the Company had recorded a deferred compensation liability of $413,810 under this plan.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership, as of March 31, 2005, of shares of Company common stock by (1) each person known by the Company to be the beneficial owner of more than 5% of the Company’s issued and outstanding common stock, (2) each of the Company’s directors, (3) each of the Company’s named executive officers (those at December 31, 2004), and (4) all directors and named executive officers of the Company as a group. Except as noted below, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.

The information contained in this table reflects “beneficial ownership” as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Information with respect to beneficial ownership is based upon information furnished by each owner. With respect to certain of the individuals listed in the table and the aggregate number of shares held by the directors and named executive officers as a group, the number of shares indicated includes shares that the individual has the right to acquire on or before May 31, 2005 (60 days from March 31, 2005), through the exercise of options. Under the SEC’s rules, a person is also deemed to be the beneficial owner of any securities owned by such person’s spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

C. Dan Alford	29,646(1)	*
William R. Blanton	1,049,751(2)	20.9
Patricia Rhodes Grimes	35,291(3)	*
William H. Groce, Jr.	69,109(4)	1.4
David R. Hink	42,003(5)	*
Theodore J. LaVallee, Sr.	76,748(6)	1.5
Joe E. McCart	181,686(7)	3.6
H.N. Padget, Jr.	83,334(8)	1.6
Jon A. Pond	47,630(9)	*
Edgar H. Sims, Jr.	162,014	3.2
Richard T. Smith	232,364(10)	4.6
Neil H. Strickland	167,163(11)	3.3
Steven G. Deaton	36,892(12)	*

All Directors and Executive Officers as a Group (16 persons):	2,330,168(13)	44.8

__________________
*       Represents holdings of less than 1%.

(1)	Includes 10,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2005.

(2)	Includes 421,543 shares held jointly with Mr. Blanton’s spouse and 946 shares held in the Company’s ESOP.

(3)	Includes 12,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2005.

(4)	Includes 10,108 shares held by Mr. Groce’s spouse and 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2005.

(5)	Includes 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2005.

(6)	Includes 13,481 shares held by Mr. LaVallee’s spouse and 1,001 shares held by S&L Mortgage & Investments, of which Mr. LaVallee is President.

(7)	Includes 85,528 shares held jointly with Mr. McCart’s spouse.

(8)
Includes 2,760 shares held by Mr. Padget’s 401(k), 1,690 shares held in the Company’s ESOP and 44,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2005. Also includes an aggregate of 6,000 shares held by Mr. Padget’s children and as to which Mr. Padget disclaims beneficial ownership.

(9)
Includes an aggregate of 2,596 shares held by two of Mr. Pond’s children, as to which he has sole voting power. Also includes 15,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2005.

(10)	All shares are held by Mr. Smith’s spouse.

(11)	Includes 1,130 shares held by Mr. Strickland’s spouse and 23,524 shares held by SCSC, Inc. in which Mr. Strickland owns a controlling interest.

(12)
Includes 4,817 shares held by Mr. Deaton’s 401(k), 1,661 shares held in the Company’s ESOP and 10,500 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2005.

(13)	Includes 175,985 shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2005.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2003, the Company and the Bank have extended loans from time to time to certain of the Company’s and the Bank’s directors, their associates, affiliates, and members of the immediate families of the directors and executive officers of the Company and the Bank. These loans are made in compliance with applicable laws and regulations and in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

2.1
Agreement and Plan of Merger, dated as of September 24, 2003, by and between First Capital Bancorp, Inc. and CNB Holdings, Inc. (included as Appendix A to the Registration Statement No. 333-111358 on Form SB-2, previously filed with the Commission and incorporated by reference herein)

2.1.1
Amendment to Agreement and Plan of Merger, dated March 8, 2004, by and between First Capital Bancorp, Inc. and CNB Holdings, Inc. (included as Appendix A to the Registration Statement No. 333-111358 on Form S-4, previously filed with the Commission and incorporated by reference herein)

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement No. 333-49137 on Form SB-2, previously filed with the Commission on April 1, 1998 and incorporated by reference herein)

3.1.1
Articles of Amendment to the Articles of Incorporation (included as Exhibit 3.1(a) to the Current Report on Form 8-K, previously filed with the Commission on January 6, 2005 and incorporated by reference herein)

3.2	Bylaws, as amended (included as Exhibit 3.2 to the Registration Statement No. 333-49137 on Form S-4, previously filed with the Commission and incorporated by reference herein)

4.1	See Exhibits 3.1, 3.1.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company, defining rights of holders of common stock of First Capital Bancorp, Inc.

4.2
Supplemental Indenture, dated May 28, 2004, among First Capital Bancorp, Inc., CNB Holdings, Inc. and U.S. Bank National Association (included as Exhibit 4.2 to the Quarterly Report on Form 10-QSB of First Capital Bancorp, Inc., previously filed with the Commission on August 11, 2004 and incorporated by reference herein)

4.3
Indenture, dated January 17, 2002, between First Capital Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association (included as Exhibit 4.3 to the Quarterly Report on Form 10-QSB of First Capital Bancorp, Inc., previously filed with the Commission on August 11, 2004 and incorporated by reference herein)

10.1	Employment Agreement, dated July 1, 2004 among First Capital Bank, CNB Holdings, Inc. and H.N. Padget, Jr.*

10.2
North Point Parkway Office Lease, dated March 24, 1998, between W. B. Wiggins, Jr., and CNB Holdings, Inc. d/b/a Chattahoochee National Bank (included as Exhibit 10.1 to the Quarterly Report on Form 10-QSB, previously filed with the Commission on May 15, 2003 and incorporated by reference herein)

10.3
Brookside Parkway Office Lease, dated October 29, 1999, between Duke-Weeks Realty Limited Partnership and Chattahoochee National Bank (included as Exhibit 10.2 to the Quarterly Report on Form 10-QSB, previously filed with the Commission on May 15, 2003 and incorporated by reference herein)

10.4	First Capital Bancorp, Inc. 1994 Stock Incentive Plan (assumed by the Company in the May 2004 merger)*

10.5	Form of Non-Qualified Stock Option Award Pursuant to First Capital Bancorp, Inc. 1994 Stock Incentive Plan*

10.5.1	Form of Non-Qualified Stock Option Agreement for executive officers (under the First Capital Bancorp, Inc. 1994 Stock Incentive Plan)*

10.5.2	Form of Non-Qualified Stock Option Agreement for directors (under the First Capital Bancorp, Inc. 1994 Stock Incentive Plan)*

Exhibit Number	Description of Exhibits

10.6	Employment Agreement by and between Steven G. Deaton and CNB Holdings, Inc. and Chattahoochee National Bank, dated July 1, 2004*

10.7	Reserved.

10.8	Amended and Restated 1998 Incentive Stock Option Plan (incorporated herein by reference to Annex B of the Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))*

10.8.1	Form of Incentive Stock Option Agreement (under the Amended and Restated 1998 Incentive Stock Option Plan, as amended)*

10.8.2	Amendment to 1998 Incentive Stock Option Plan, dated July 21, 2004*

10.9	Amended and Restated 1998 Non-Qualified Stock Option Plan (incorporated herein by reference to Annex A of the Proxy Statement dated October 2, 1998 (Commission File No. 0-23991))*

10.9.1	Form of Non Qualified Stock Option for Common Stock (under the Amended and Restated 1998 Incentive Stock Option Plan, as amended)*

10.9.2	Form of Amendment to Non Qualified Stock Option for Common Stock (under the Amended and Restated 1998 Incentive Stock Option Plan, as amended)*

10.9.3	Amendment to Amended and Restated 1998 Non-Qualified Stock Option Plan, dated July 21, 2004*

10.10
Form of Supplemental Retirement Plan Executive Agreement (included as Exhibit 10.10 to the Registration Statement No. 333-111358 on Form S-4, previously filed with the Commission on December 19, 2003 and incorporated by reference herein)*

10.10.1	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement (executive officers)*

10.11
Form of Supplemental Retirement Plan Director Agreement (included as Exhibit 10.11 to the Registration Statement No. 333-111358 on Form S-4, previously filed with the Commission on December 19, 2003 and incorporated by reference herein)*

10.11.1	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement (directors)*

10.12
Form of Directors’ Deferral Plan (included as Exhibit 10.12 to the Registration Statement No. 333-111358 on Form S-4, previously filed with the Commission on December 19, 2003 and incorporated by reference herein)*

10.13
Lease Agreement, as amended and restated as of May 31, 2004 between First Capital Bank and MSR Holdings, Inc. (included as Exhibit 10.13 to the Quarterly Report on Form 10-QSB, previously filed with the Commission on August 11, 2004 and incorporated by reference herein)

10.14
Employment Agreement, dated April 19, 2004, between William R. Blanton and CNB Holdings, Inc. (included as Exhibit 10.14 to the Quarterly Report on Form 10-QSB, previously filed with the Commission on August 11, 2004 and incorporated by reference herein)*

Exhibit Number	Description of Exhibits

10.15	CNB Holdings, Inc. Deferred Compensation Plan (employees)*

21.1	Subsidiaries

23.1	Consent of Mauldin & Jenkins, LLC

24.1	Power of Attorney (appears on signature page to this Annual Report on Form 10-KSB)

31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification)

31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification)

32.1
Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification)

_________________________
* Management contract required to be filed as an exhibit to this Report.

Reports on Form 8-K. The Company filed the following report on Form 8-K during the fiscal quarter ended December 31, 2004:

Current Report on Form 8-K, filed November 1, 2004, Items 2.02 and 9.01.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2004 and 2003, Mauldin & Jenkins, LLC performed the following professional services:

Description	2004	2003
Audit Fees (1)	$144,504	$54,750
Audit-Related Fees (2)	4,413	0
Tax Fees (3)	18,743	4,500
All Other Fees (4)	0	5,959
Total	$167,660	$65,209
__________

(1)
Audit fees consist of fees for the audit of the Company’s December 31, 2004 consolidated financial statements; review of the annual report on Form 10-KSB; review of Company’s quarterly financial statements; review of the quarterly reports on Form 10-QSB; review of registration statements on Form S-4 related to the May 2004 merger; review of registration statements on Form SB-2; and review of current reports on Form S-8.

(2)	Audit-related fees consist of consultations concerning financial accounting or reporting standards.

(3)
Tax fees consist of fees for the preparation of federal and state income tax returns; tax consulting related to the preparation and filing of these returns; preparation of short-period tax returns related to old FCBI; and amendment of 2003 Form 5500 for the ESOP

(4)	All other fees consist principally of consumer compliance examinations performed in 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANCORP, INC

Date: April 14, 2004	By:	/s/ H.N. Padget, Jr.
H.N. Padget, Jr. President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H.N. Padget, Jr., William R. Blanton and Steven G. Deaton, and each of them, as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. Dan Alford C. Dan Alford	Director	April 14, 2005
/s/ William R. Blanton William R. Blanton	Chief Financial Officer, Chief Operating Officer and Vice Chairman of the Board of Directors (Principal Financial and Accounting Officer)	April 14, 2005
/s/ Patricia R. Grimes Patricia R. Grimes	Director	April 14, 2005
William H. Groce, Jr.	Secretary and Director

/s/ David R. Hink David R. Hink	Chairman of the Board of Directors	April 14, 2005
Theodore J. LaVallee, Sr.	Director
Joe E. McCart	Director
/s/ H.N. Padget, Jr. H.N. Padget, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2005
John A. Pond	Director
/s/ Edgar H. Sims, Jr. Edgar H. Sims, Jr.	Director	April 14, 2005
Richard T. Smith	Director
/s/ Neil H. Strickland Neil H. Strickland	Director	April 14, 2005