Form 10QSB
period 2005-03-30
FIRST CAPITAL BANCORP, INC.
filed 2005-05-16
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

| |	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________

Commission file number: 000-23991

First Capital Bancorp, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	58-2362335
(State of Incorporation)	(I.R.S. Employer Identification No.)

3320 Holcomb Bridge Road, N.W.
Suite A
Norcross, Georgia 30092
(Address of principal executive offices)

(888) 921-2265
(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |   |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2005
Common Stock, $1.00 par value	5,067,719

Transitional Small Business Disclosure Format: Yes |   | No |X|

FIRST CAPITAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS	($ in thousands)

Cash and due from banks	$19,001	$13,753
Interest-bearing deposits in banks	1,368	1,473
Federal funds sold and overnight investments	3,272	375
Cash and cash equivalents	23,641	15,601
Investment securities:
Securities available for sale, at fair value	120,952	130,640
Securities held to maturity, at cost (fair values of $6,462 and $6,975, respectively)	6,382	6,821
Restricted equity securities, at cost	6,979	6,818
Loans, net	493,906	478,570
Premises and equipment, net	1,155	1,056
Goodwill	7,411	6,681
Core deposit intangible	1,027	1,101
Other assets	13,567	10,947
Total assets	$675,020	$658,235

LIABILITIES
Deposits:
Non interest-bearing demand	$100,945	$77,341
Interest-bearing demand and money market	141,543	132,515
Savings	96	79
Time deposits of $100,000 or more	129,505	134,762
Other time deposits	105,817	113,974
Total deposits	477,906	458,671
Federal funds purchased and securities sold under repurchase agreements	7,087	11,210
Other borrowings	120,462	120,488
Other liabilities	5,480	4,660
Subordinated debentures	6,392	6,392
Total liabilities	617,327	601,421

STOCKHOLDERS' EQUITY
Preferred stock; no par value;
10,000,000 shares authorized; no shares issued
and outstanding	-	-
Common stock; $1 par value;
10,000,000 shares authorized; 5,216,528 and 5,170,000 shares issued, respectively	5,217	5,170
Surplus	36,415	35,902
Treasury stock, 148,809 and 142,888 shares, respectively	(1,243)	(1,122)
Unearned ESOP shares	(240)	(400)
Retained earnings	18,595	17,285
Accumulated other comprehensive loss	(1,051)	(21)
Total stockholders’ equity	57,693	56,814
Total liabilities and stockholders’ equity	$675,020	$658,235
See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
	($ in thousands except per share data)
	2005	2004

Interest Income:
Loans and leases, including fees	$7,948	$4,278
Investment securities:
U.S. Treasury and government agencies	366	180
Mortgage-backed securities	920	756
Other investments	190	298
Interest-bearing deposits in banks	7	2
Federal funds sold and overnight investments	9	15
Total interest income	9,440	5,529

Interest expense:
Interest-bearing demand, money market and
savings	302	148
Time deposits of $100,000 or more	824	820
Other time deposits	756	481
Federal funds purchased, securities sold under
repurchase agreements and other borrowings	1,229	900
Total interest expense	3,111	2,349
Net interest income	6,329	3,180
Provision for loan losses	150	50
Net interest income after provision for loan losses	6,179	3,130

Non interest income:
Service charges on deposit accounts	22	15
Loan servicing fee income	157	15
Mortgage origination fees	37	-
Gain on sale of loans, net	60	19
Net gain on sale of securities available for sale	5	-
Other income	112	41
Total non interest income	393	90

Non interest expense:
Salaries and other compensation expense	2,766	1,283
Net occupancy and equipment expense	433	163
Other expense	1,250	685
Total non interest expense	4,449	2,131

Income before income taxes	2,123	1,089
Income tax expense	813	386
Net income	$1,310	$703

Basic earnings per share	$0.26	$0.31
Fully diluted earnings per share	$0.25	$0.28
Cash dividends per common share	$-	$-
See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
	2005	2004

Net income	$1,310	$703

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period,
net of tax	(1,065)	499

Reclassification adjustment for gains realized in
net income, net of tax	(3)	-

Unrealized gains on cash flow hedges,
net of tax	38	-

Other comprehensive income (loss)	(1,030)	499

Comprehensive income	$280	$1,202

See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
	2005	2004

OPERATING ACTIVITIES:
Net income	$1,310	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of securities	(71)	24
Depreciation and amortization	235	56
Net gain on sale of securities available for sale	(5)	-
Net gain on sale of premises and equipment	(8)	-
Provision for loan losses	150	50
Net (increase) decrease in other assets	(1,949)	461
Net increase (decrease) in other liabilities	1,122	181

Net cash provided by operating activities	784	1,475

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available for sale	750	771
Principal repayments from mortgage-backed securities	7,329	5,480
Purchases of securities available for sale	(14)	-
Redemption (purchases) of restricted equity securities	(161)	638
Proceeds from sale of securities available for sale	505	-
Net increase in loans	(16,124)	(42,882)
Purchases of premises and equipment	(260)	(123)
Proceeds from sale of premises and equipment	8	-

Net cash used in investing activities	(7,967)	(36,116)

FINANCING ACTIVITIES:
Net increase in deposits	19,235	48,326
Net decrease in federal funds purchased and securities sold under repurchase agreements	(4,123)	(12,165)
Net increase (decrease) in Federal Home Loan Bank advances	(26)	6,858
Net increase in note payable	-	3,500
Repurchase of treasury stock	(121)	-
Proceeds from exercise of stock options	258	-

Net cash provided by financing activities	15,223	46,519

Net increase in cash and cash equivalents	8,040	11,878
Cash and cash equivalents, beginning of year	15,601	12,098

Cash and cash equivalents, end of year	$23,641	$23,976
See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for First Capital Bancorp, Inc. and subsidiaries (the “Company” or “First Capital”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

At March 31, 2005, the Company had one wholly-owned bank subsidiary, First Capital Bank, and two wholly-owned non-bank subsidiaries, Capital Financial Software, LLC, a limited liability company which markets and provides support of its software used by bankruptcy trustees and First Capital Statutory Trust I, a grantor trust formed to issue cumulative trust preferred securities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, with all significant intercompany accounts and transactions eliminated in consolidation.

NOTE 2 - MERGER WITH FIRST CAPITAL BANCORP, INC.

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

For accounting purposes, the acquisition has been treated as a recapitalization of old FCBI with old FCBI as the acquirer (reverse acquisition). The historical financial statements prior to May 28, 2004 are those of old FCBI. The results of operations for the quarter ended March 31, 2005 include three months of operations of the combined Company. The results of operations for the quarter ended March 31, 2004 include only the operations of old FCBI and the two non-bank subsidiaries.

The aggregate purchase price was $16,035,052. The purchase price was determined based on the average market price of CNB Holdings, Inc.’s common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

The $1,273,676 core deposit intangible asset has a weighted-average life of approximately 4.3 years. The core deposit intangible asset is being amortized over the weighted average life using the straight-line method, which is not materially different than the interest method. Of the $7,356,090 of goodwill that was assigned to CNB, none is expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained third-party valuations of the core deposit intangible and other fair value adjustments. Goodwill was increased by $730,000 in 2005 related to the May 28, 2004 merger. The increase in goodwill was due to the final determination of deferred compensation liability accelerated as a result of the change of control provisions of the contracts.

Cash, due from banks, Federal funds sold and overnight investments	$6,526,621
Securities available-for-sale	36,872,956
Restricted equity securities	1,506,000
Derivative	31,986
Loans	102,995,192
Premises and equipment	124,085
Core deposit intangible	1,273,676
Goodwill	7,356,090
Other assets	8,068,128
Total assets acquired	$164,754,734
Deposits	116,397,828
Other borrowings	26,986,639
Other liabilities	5,335,215
Total liabilities assumed	$148,719,682
Net assets acquired	$16,035,052

NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, which totaled 5,008,755 for the three months ended March 31, 2005. The average number of shares outstanding totaled 2,251,318 for the three months ended March 31, 2004.

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended March 31,
	2005	2004

Basic Earnings Per Share:
Weighted average common shares outstanding	5,008,755	2,251,318

Net income	$1,309,528	$703,324

Basic earnings per share	$0.26	$0.31

Diluted Earnings Per Share:
Weighted average common shares outstanding	5,008,755	2,251,318
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	189,715	54,632
Shares held by rabbi trust	17,999	-
Net effect of the assumed conversion of subordinated convertible debentures	-	332,224
Total weighted average common shares and common stock equivalents outstanding	5,216,469	2,638,174

Net income as reported	$1,309,528	$703,324
Net effect of the assumed conversion of subordinated convertible debentures	-	26,307
Net income adjusted for the effect of the assumed conversion of convertible subordinated debentures	$1,309,528	$729,631

Diluted earnings per share	$0.25	$0.28

NOTE 4 - STOCK COMPENSATION PLANS

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$1,309,528	$703,324
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	15,111	15,111
Pro forma net income	$1,294,417	$688,213
Earnings per share:
Basic - as reported	$0.26	$0.31
Basic - pro forma	0.26	0.31
Fully diluted - as reported	0.25	0.28
Fully diluted - pro forma	$0.25	$0.27

NOTE 5 - RECENT ACCOUNTING STANDARDS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipated," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation (a) the effects of future economic conditions on the Company and its customers; (b) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (c) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (d) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; (e) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (f) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (g) technological changes; (h) acquisition and integration of acquired businesses; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral in various financial assets and liabilities; (j) acts of war or terrorism. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements included in our Annual Report on Form 10-KSB as of December 31, 2004. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

On March 31, 2005 total assets were $675.0 million, compared to $658.2 million on December 31, 2004, an increase of $16.8 million, or 3%. Most of this growth occurred in net loans, which increased $15.3 million, or 3% from $478.6 million on December 31, 2004 to $493.9 million on March 31, 2005. Goodwill and core deposit intangibles were $7.4 million and $1.0 million, respectively, on March 31, 2005, compared to $6.7 million and $1.1 million, respectively, on December 31, 2004.

On March 31, 2005 total liabilities were $617.3 million, compared to $601.4 million on December 31, 2004, an increase of $15.9 million, or 3%. Deposits increased $19.2 million, or 4%, while federal funds purchased and securities sold under repurchase agreements decreased $4.1 million, or 37%, from December 31, 2004 to March 31, 2005. Non-interest bearing demand deposits grew from $77.3 million, or 17% of total deposits on December 31, 2004, to $100.9 million or 21% of total deposits on March 31, 2005.

On March 31, 2005, total stockholders’ equity was $57.7 million, compared to $56.8 million on December 31, 2004, an increase of $0.9 million, or 2%.

Allowance for Loan Losses

The allowance for loan losses as of March 31, 2005 was $6.2 million. The allowance for loan losses, as a percentage of total gross loans, at March 31, 2005 was 1.2%, as compared to 1.2% at December 31, 2004. Our provision for loan losses increased by $100,000 during the three months ended March 31, 2005 as compared to the same period in 2004. This increase is attributable to the loan growth experienced in 2005. During the fourth quarter of 2004, a review of the Company’s loan portfolio by an independent firm was conducted. The purpose of this review, which is conducted regularly, was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. The Company plans to continue engaging, on an annual basis, an independent firm to review the Company’s loan portfolio. In addition to the independent reviews, the Company’s regulators also conduct annual examinations of the loan portfolio. Upon completion, the regulator presents its report of findings to the Company’s Board of Directors and management. Information provided from these independent sources, together with information provided by management and other information known to the Company’s Board of Directors, is utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Company’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

The following table summarizes the allowance for loan losses for the three-month periods ended March 31, 2005 and 2004.

	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$501,044	$325,894

Allowance for loan losses balance, beginning of period	$6,049	$3,306

Less charge-offs
Commercial loans	-	-
Real estate loans	-	-
Consumer loans	(10)	-
Total charge-offs	(10)	-

Plus recoveries
Commercial loans	2	-
Real estate loans	1	-
Consumer loans	-	-
Total recoveries	3	-
Net charge-offs	(7)	-

Plus provision for loan losses	150	50
Allowance for loan losses balance, end of period	$6,192	$3,356

Net charge-offs to average loans	0.0014%	-%

The following table is a summary of nonaccrual, past due and restructured debt.

	March 31, 2005

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$164	$-	$-
Commercial loans	1,353	-	-
Consumer loans	-	-	-
Total	$1,517	$-	$-

	March 31, 2004

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$154	$-	$-
Commercial loans	-	-	-
Consumer loans	-	-	-
Total	$154	$-	$-

Accrual of interest is discontinued on a loan when management determines, upon consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. The $1.5 million in nonaccrual loans at March 31, 2005 included $1.4 million in SBA loans, of which SBA guaranteed $1.0 million, and $0.1 million in loans secured by real estate. Therefore, our exposure to losses is considered minimal.

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

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Company has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. Additionally, First Capital Bank is a member of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $269.5 million were available on March 31, 2005, of which $120.0 million was outstanding. The Company also had federal funds back-up lines of credit totaling $37.5 million, of which $5.8 million was outstanding on March 31, 2005.

As of March 31, 2005, First Capital Bank was considered to be well capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements. The Company and its bank subsidiary’s actual capital ratios are presented in the following table.

	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of March 31, 2005
Total Capital to Risk Weighted Assets:
Consolidated	11.35%	8%	N/A
First Capital Bank	11.06%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.22%	4%	N/A
First Capital Bank	9.93%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.46%	4%	N/A
First Capital Bank	8.23%	4%	5%

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

Off-Balance Sheet Arrangements

The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At March 31, 2005, we had outstanding commitments to extend credit of approximately $151.9 million and outstanding standby letters of credit of approximately $4.4 million.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2005

Results for 2005 are those of First Capital, formerly known as CNB Holdings, Inc., and the old FCBI combined. Results for 2004 are those of the old FCBI only. Net income for the three months ended March 31, 2005 totaled $1,310,000, or $.26 per basic and $.25 per fully diluted share, compared to net income of $703,000, or $.31 per basic and $.28 per fully diluted share, for the same period in 2004.

Net interest income (the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities) is the single largest component of First Capital's revenue. First Capital actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Since market forces and economic conditions beyond First Capital's control determine interest rates, the ability to generate net interest income depends upon First Capital's ability to maintain an adequate spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Net interest income totaled $6,329,000 for the three months ended March 31, 2005, an increase of $3,149,000, or 99%, over the same period in 2004.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the three months ended March 31, 2005 and 2004.

	Three-Month Period Ended March 31,
		2005			2004
	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances (1)	Income/ Expense	Yields/ Rates

Federal funds sold and interest-bearing
deposits	$2,767	$16	2.35%	$6,897	$17	0.99%
Securities (2)	140,340	1,476	4.27	115,946	1,234	4.27
Loans, net of deferred fees (3)(4)	501,044	7,948	6.43	325,894	4,278	5.27
Total interest-earning assets	644,151	9,440	5.94%	448,737	5,529	4.94%

Unrealized gains (losses) on securities	(307)			113
Allowance for loan losses	(6,106)			(3,340)
Cash and due from banks	14,708			7,889
Other assets	19,902			4,844
Total	$672,348			$458,243

Transaction and money market deposits	$122,837	$302	1.00%	$80,949	$148	0.73%
Time deposits	237,596	1,580	2.70	186,507	1,301	2.80
Federal funds purchased and securities
sold under repurchase agreements	24,574	161	2.66	3,781	11	1.17
Other borrowings	120,477	924	3.11	111,155	745	2.69
Subordinated debentures	6,392	144	9.14	6,392	144	9.04
Total interest-bearing liabilities	511,876	3,111	2.46%	388,784	2,349	2.42%

Non interest-bearing demand deposits	99,028			46,846
Other liabilities	3,595			1,428
Stockholders’ equity	57,849			21,185
Total	$672,348			$458,243

Net interest income		$6,329			$3,180

Net interest spread			3.48%			2.52%
Net interest margin			3.98%			2.84%

(1) Average balances are daily averages.
(2) Securities available for sale are reported at amortized cost.
(3) Loans include nonaccrual loans and are net of deferred fees.
(4) Interest and fees on loans includes fees of $529,000 and $200,000 for the periods ended March 31, 2005 and 2004, respectively.

The increase in net interest income was driven mainly by loan growth. Average loans for the first quarter of 2005 increased $175.2 million, or 54% over the same period in 2004.  The significant growth in our loan portfolio includes the impact of the May 2004 merger and the purchase of a $20 million loan portfolio in March of 2004.

For the three months ended March 31, 2005 and 2004, the average yield on interest-earning assets was 5.94% and 4.94%, respectively. Average interest-earning assets grew $195.4 million, or 44%, quarter over quarter. In addition to growth in the loan portfolio, investment securities increased $24.4 million, or 21%, quarter over quarter. Growth in investment securities was due mainly to the impact of the May 2004 merger.  The 100 basis point improvement was mainly the result of Federal Reserve action to raise short-term rates during 2005 and the second half of 2004.

The growth in interest-earning assets was funded by both interest-bearing and non interest-bearing sources. Average interest-bearing liabilities for the first quarter of 2005 increased $123.1 million, or 32%, over the same period in 2004. $93.0 million of the growth in interest-bearing liabilities was attributable to interest-bearing deposits and $30.1 million to other borrowings, which include primarily FHLB advances. Average non interest-bearing demand deposits increased $52.2 million, or 111%, from the first quarter of 2004 to the first quarter of 2005. The impact of the May 2004 merger is included in these growth figures. The rate paid on average interest-bearing liabilities was 2.46% for the first quarter of 2005, compared to 2.42% for the same period in 2004. We benefited from increased funding by low cost interest-bearing sources including transaction and money market deposits and federal funds purchased. Average interest-bearing transaction and money market deposits grew $41.9 million or 52%, quarter over quarter, and provided 24% of total interest-bearing funding during the first quarter of 2005, compared to 21% for the same period in 2004. Use of federal funds purchased and securities sold under repurchase agreements also increased, from 1% of total interest-bearing funding to 5%.

As reflected in the table above, the net interest margin was 3.98% for the first quarter of 2005, compared to 2.84% for the same period in 2004. This improvement was the combined result of several factors: 1) increased volumes; 2) a 100 basis point increase in the average yield on interest-earning assets compared to only a four basis point increase in the average cost of interest-bearing liabilities; and 3) substantial growth in non interest-bearing funding sources. On average, 15% of interest-earning assets were funded by non interest-bearing sources for the first quarter of 2005, compared to 10% during the same period in 2004. Prime rate increases of 125 basis points during 2004 and 50 basis points during the first quarter of 2005 had a larger and more immediate impact on loans than deposits.

Total other income for the quarter ended March 31, 2005 was $393,000, an increase of $303,000 or 337% from the same period in 2004. Loan servicing fee income, other income and gains on sales of loans were the biggest components of this $393,000, representing $157,000, $112,000 and $60,000 of the total, respectively. Loan servicing fees grew $142,000, from $15,000 for the first quarter of 2004. The majority of loan servicing income was earned on the $20 million loan portfolio purchased in March of 2004. Other income consisted primarily of license fee income generated from the Company’s Capital Financial Software subsidiary. The Company recognized $53,000 in license fee income during the three-month period in 2005, compared to $42,000 during the same period in 2004, an increase of $11,000. The higher license fee income was due to growth in deposits managed by bankruptcy trustees who are the end users of this subsidiary’s software product. 2005 income from gains on sales of loans was earned on the sale of four SBA loans.

Total other expenses increased $2,318,000 to $4,449,000 for the quarter ended March 31, 2005 compared to $2,131,000 for the same period in 2004. Salaries and other compensation expense, which is the most significant portion of other expense, also represented the most significant increase, growing $1,483,000, or 116%, quarter over quarter. Salaries and other compensation expense increased as a result of the May 2004 merger and from the addition of new employees in business development groups and support functions. Overall, the number of full-time equivalent employees grew from 60 at March 31, 2004, to 109 at March 31, 2005.

The second major category of non interest expense, net occupancy and equipment, increased $270,000, or 166%, quarter over quarter. During 2004, we leased additional space in the Norcross office and opened two loan production offices. Two additional locations were also added as part of the May 2004 merger.

The last major category of non interest expense, other expense, increased $565,000, or 82%, quarter over quarter. Within the other expense category, the largest increases occurred in data processing, ACH credit card processing and amortization of the core deposit intangible. Data processing expense was $137,000 for the first quarter of 2005, compared to $63,000 for the same period in 2004, an increase of $74,000 or 117%. ACH credit card processing expense was $113,000 for the first quarter of 2005, compared to $5,000 for the same period in 2004, an increase of $108,000 or 2160%. Both data processing and ACH credit card processing increased to support deposit gathering initiatives and because of the greater number of accounts serviced and products offered following the May 2004 merger. Core deposit intangible amortization was $74,000 for the first quarter of 2005, compared to none for the same period in 2004 and resulted from the May 2004 merger. Professional fees, which include legal, accounting, consulting and loan review expenses, were up $65,000, or 64%, to $167,000 for the first quarter of 2005 from $102,000 for the same period in 2004. Legal fees for research and public filings accounted for the majority of this increase. Business development expenses were $202,000 for the first quarter of 2005, compared to $139,000 for the same period in 2004, an increase of $63,000 or 45%. The higher expenses were in support of deposit gathering initiatives.

The effective tax rate was 38.3% for the three months ended March 31, 2005 and 35.5% for the three months ended March 31, 2004. Additional accruals were made in 2005 for prior years’ income tax liability. Excluding these adjustments, the effective tax rate for the first quarter of 2005 would be 35.9%.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF THE COMPANY’S COMMON STOCK

Under the Company’s Director Fee Deferral Plan, deferred director fees are invested, at the discretion of each director, in Company stock or other nonemployer securities and placed in a rabbi trust. The accounts of the rabbi trust are consolidated with the accounts of the Company in the consolidated financial statements and shares of the Company’s common stock held by the rabbi trust are included in treasury stock, and other nonemployer securities are included in securities available for sale on the Company’s consolidated balance sheet. During the quarter ended March 31, 2005, the Company sold an aggregate of 1,998 shares of its common stock to the rabbi trust at an aggregate purchase price of $43,057. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933.

REPURCHASES OF THE COMPANY’S COMMON STOCK

During the quarter ended March 31, 2005, the Company repurchased the following shares of common stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2005	5,921	$20.48	Not Applicable	Not Applicable
February 2005	1,319	$21.75	Not Applicable	Not Applicable
March 2005	0	0	Not Applicable	Not Applicable

On January 5, 2005, the Company repurchased 5,921 shares of common stock from the Company’s 401K plan in order to provide the 401K plan funds to settle a cash distribution to a former director.

On February 14, 2005, the Company repurchased 1,319 shares of common stock from the rabbi trust, which was established in connection with the Company’s Director Fee Deferral Plan. These shares were purchased by the Company from the rabbi trust to provide the rabbi trust with funds to settle a cash distribution to a former director.

ITEM 6.	EXHIBITS

	Exhibit No.	Description

	3.2	Bylaws, as amended (included as Exhibit 3.2 to the Registration Statement No. 333-111358 on Form S-4, previously filed with the Commission and incorporated by reference herein)

	10.8.3	First Amendment to the Amended and Restated 1998 Incentive Stock Option Plan dated March 16, 2005.

	10.9.4	First Amendment to the Amended and Restated 1998 Non-Qualified Stock Option Plan dated March 16, 2005.

	31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

	31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1
Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	By: /s/ H. N. Padget, Jr.
H. N. Padget, Jr., President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2005	By: /s/ William R. Blanton
William R. Blanton, Vice Chairman, Chief Operating and Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.2	Bylaws, as amended (included as Exhibit 3.2 to the Registration Statement No. 333-111358 on Form S-4, previously filed with the Commission and incorporated by reference herein)

10.8.3	First Amendment to the Amended and Restated 1998 Incentive Stock Option Plan dated March 16, 2005.

10.9.4	First Amendment to the Amended and Restated 1998 Non-Qualified Stock Option Plan dated March 16, 2005.

31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1
Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).