Form 10QSB
period 2005-06-30
FIRST CAPITAL BANCORP, INC.
filed 2005-08-11
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

| |	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________

Commission file number: 000-23991

First Capital Bancorp, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	58-2362335
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at August 9, 2005
Common Stock, $1.00 par value	5,079,502

Transitional Small Business Disclosure Format: Yes |   | No |X|

FIRST CAPITAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS	($ in thousands)

Cash and due from banks	$20,826	$13,753
Interest-bearing deposits in banks	1,278	1,473
Federal funds sold and overnight investments	3,422	375
Cash and cash equivalents	25,526	15,601
Investment securities:
Securities available for sale, at fair value	123,709	130,640
Securities held to maturity, at cost (fair values of $6,004 and $6,975, respectively)	5,958	6,821
Restricted equity securities, at cost	6,916	6,818
Loans, net	489,775	478,570
Premises and equipment, net	1,144	1,056
Goodwill	7,411	6,681
Core deposit intangible	953	1,101
Other assets	13,422	10,947
Total assets	$674,814	$658,235

LIABILITIES
Deposits:
Non interest-bearing demand	$102,927	$77,341
Interest-bearing demand and money market	138,730	132,515
Savings	51	79
Time deposits of $100,000 or more	128,630	134,762
Other time deposits	99,909	113,974
Total deposits	470,247	458,671
Federal funds purchased and securities sold under repurchase agreements	16,273	11,210
Other borrowings	117,371	120,488
Other liabilities	4,955	4,660
Subordinated debentures	6,392	6,392
Total liabilities	615,238	601,421

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $1 par value; 10,000,000 shares authorized; 5,228,311 and 5,170,000 shares issued, respectively	5,228	5,170
Surplus	36,567	35,902

Treasury stock, 148,809 and 142,888 shares, respectively	(1,243)	(1,122)
Unearned ESOP shares	(240)	(400)
Retained earnings	19,876	17,285
Accumulated other comprehensive loss	(612)	(21)
Total stockholders’ equity	59,576	56,814
Total liabilities and stockholders’ equity	$674,814	$658,235

See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED JUNE 30,		FOR THE SIX-MONTH PERIOD ENDED JUNE 30,
	($ in thousands except per share data)		($ in thousands except per share data)
	2005	2004	2005	2004

Interest Income:
Loans and leases, including fees	$8,137	$5,353	$16,085	$9,631
Investment securities:
U.S. Treasury and government agencies	426	256	793	436
Mortgage-backed securities	892	863	1,812	1,619
Other investments	182	290	372	588
Interest-bearing deposits in banks	7	6	14	8
Federal funds sold and overnight investments	24	11	33	26
Total interest income	9,668	6,779	19,109	12,308

Interest expense:
Interest-bearing demand, money market and savings	372	189	675	337
Time deposits of $100,000 or more	908	828	1,731	1,648
Other time deposits	779	607	1,535	1,087
Federal funds purchased, securities sold under repurchase agreements and other borrowings	1,238	1,295	2,468	2,195
Total interest expense	3,297	2,919	6,409	5,267
Net interest income	6,371	3,860	12,700	7,041
Provision for loan losses	150	800	300	850
Net interest income after provision for loan losses	6,221	3,060	12,400	6,191

Non interest income:
Service charges on deposit accounts	17	21	39	36
Loan servicing fee income	138	75	294	91
Mortgage origination fees	70	42	107	42
Gain on sale of loans, net	69	13	130	32
Net gain on sale of securities available for sale	21	-	26	-
Other income	38	58	150	99
Total non interest income	353	209	746	300

Non interest expense:
Salaries and other compensation expense	2,675	1,723	5,442	3,006
Net occupancy and equipment expense	458	215	891	378
Other expense	1,446	814	2,696	1,500
Total non interest expense	4,579	2,752	9,029	4,884

Income before income taxes	1,995	517	4,117	1,607
Income tax expense	714	173	1,526	560
Net income	$1,281	$344	$2,591	$1,047

Basic earnings per share	$.25	$.11	$.52	$.39
Fully diluted earnings per share	$.25	$.10	$.50	$.38
Cash dividends per common share	$-	$-	$-	$-

See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED JUNE 30,		FOR THE SIX-MONTH PERIOD ENDED JUNE 30,
	2005	2004	2005	2004
	($ in thousands)		($ in thousands)

Net income	$1,281	$344	$2,591	$1,047

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period,
net of tax	472	(1,232)	(571)	(1,308)

Reclassification adjustment for gains realized in
net income, net of tax	(14)	-	(17)	-

Unrealized gains on cash flow hedges,
net of tax	(19)	(3)	(3)	(3)

Other comprehensive income (loss)	439	(1,235)	(591)	(1,311)

Comprehensive income (loss)	$1,720	$(891)	$2,000	$(264)

See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX-MONTH PERIOD ENDED JUNE 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$2,591	$1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of securities	(129)	9
Depreciation and amortization	482	132
Net gain on sale of other real estate owned	-	(9)
Net gain on sale of securities available for sale	(26)	-
Net gain on sale of premises and equipment	(8)	-
Provision for loan losses	300	850
Net (increase) decrease in other assets	(2,079)	773
Net increase (decrease) in other liabilities	680	(2,340)

Net cash provided by operating activities	1,811	462

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available for sale	5,250	2,020
Principal repayments from mortgage-backed securities	13,756	15,326
Purchases of securities available for sale	(16,515)	(16,856)
Redemption (purchases) of restricted equity securities	(128)	9
Proceeds from sale of securities available for sale	4,568	-
Net increase in loans	(12,143)	(52,826)
Net cash acquired in business combination	-	6,527
Proceeds from the sale of other real estate owned	-	1,086
Purchases of premises and equipment	(422)	(327)
Proceeds from sale of premises and equipment	8	-

Net cash used in investing activities	(5,626)	(45,041)

FINANCING ACTIVITIES:
Net increase in deposits	11,577	48,573
Net increase (decrease) in federal funds purchased and securities sold
under repurchase agreements	5,063	(8,312)
Net increase (decrease) in Federal Home Loan Bank advances	(3,117)	5,288
Net decrease in other borrowings	-	(4,000)
Proceeds from rights offering	-	14,887
Sale (purchase) of treasury stock	(121)	34
Proceeds from exercise of stock options	338	278

Net cash provided by financing activities	13,740	56,748

Net increase in cash and cash equivalents	9,925	12,169
Cash and cash equivalents, beginning of period	15,601	12,098

Cash and cash equivalents, end of period	$25,526	$24,267

See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for First Capital Bancorp, Inc. and subsidiaries (the “Company” or “First Capital”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

At June 30, 2005, the Company had one wholly-owned bank subsidiary, First Capital Bank, and two wholly-owned non-bank subsidiaries, Capital Financial Software, LLC, a limited liability company which markets and provides support of its software used by bankruptcy trustees and First Capital Statutory Trust I, a grantor trust formed to issue cumulative trust preferred securities.

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

For accounting purposes, the acquisition has been treated as a recapitalization of old FCBI with old FCBI as the acquirer (reverse acquisition). The historical financial statements prior to May 28, 2004 are those of old FCBI. The discussion of financial condition and results of operations for the quarter ended June 30, 2004 include one month of operations for CNB Holdings and three months of operations of old FCBI. Similarly, the discussion of financial condition and results of operations for the six months ended June 30, 2004 include one month of operations for CNB Holdings and six months of operations of old FCBI. The discussion of financial condition and results of operations for the three months and six months ended June 30, 2005 are those of the combined Company.

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

NOTE 3 - MERGER WITH FLAG FINANCIAL CORPORATION

On May 26, 2005, First Capital Bancorp, Inc. and Flag Financial Corporation (Nasdaq: FLAG) entered into a definitive agreement for Flag Financial Corporation to acquire First Capital Bancorp, Inc. Subject to regulatory and shareholder approval, the transaction is expected to close in the fourth quarter of 2005.

NOTE 4 - EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	5,043,097	3,204,247	5,026,021	2,698,149

Net income	$1,281,045	$343,573	$2,590,572	$1,046,898

Basic earnings per share	$0.25	$0.11	$0.52	$0.39

Diluted Earnings Per Share:
Weighted average common shares outstanding	5,043,097	3,204,247	5,026,021	2,698,149
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	161,978	59,179	171,501	49,866
Shares held by rabbi trust	19,951	9,533	19,951	9,533
Total weighted average common shares and common stock equivalents outstanding	5,225,026	3,272,959	5,217,473	2,757,548

Net income as reported	$1,281,045	$343,573	$2,590,572	$1,046,898

Diluted earnings per share	$0.25	$0.10	$0.50	$0.38

NOTE 5 - STOCK COMPENSATION PLANS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$1,281,045	$343,573	$2,590,572	$1,046,898
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	23,830	9,971	38,941	25,082
Pro forma net income	$1,257,215	$333,602	$2,551,631	$1,021,816
Earnings per share:
Basic - as reported	$0.25	$0.11	$0.52	$0.39
Basic - pro forma	0.25	0.10	0.51	0.38
Fully diluted - as reported	0.25	0.10	0.50	0.38
Fully diluted - pro forma	0.24	0.10	0.49	0.37

NOTE 6 - RECENT ACCOUNTING STANDARDS

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

NOTE 7 - RECLASSIFICATION OF CERTAIN INCOME AND EXPENSES

Certain income and expenses on the statements of income for periods prior to June 30, 2005 have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the periods ended December 31, 2004.

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

On June 30, 2005 total assets were $674.8 million, compared to $658.2 million on December 31, 2004, an increase of $16.6 million, or 3%. Most of this growth occurred in net loans, which increased $11.2 million, or 2% from $478.6 million on December 31, 2004 to $489.8 million on June 30, 2005.

On June 30, 2005 total liabilities were $615.2 million, compared to $601.4 million on December 31, 2004, an increase of $13.8 million, or 2%. Deposits increased $11.5 million, or 3%, and federal funds purchased and securities sold under repurchase agreements increased $5.1 million, or 45%, from December 31, 2004 to June 30, 2005. Non-interest bearing demand deposits grew from $77.3 million, or 17% of total deposits on December 31, 2004, to $102.9 million or 22% of total deposits on June 30, 2005.

On June 30, 2005, total stockholders’ equity was $59.6 million, compared to $56.8 million on December 31, 2004, an increase of $2.8 million, or 5%. The increase in stockholders’ equity was primarily due to the retention of net income of $2.6 million for the six months ended June 30, 2005.

Allowance for Loan Losses

The allowance for loan losses as of June 30, 2005 was $6.3 million. The allowance for loan losses, as a percentage of total gross loans, at June 30, 2005 was 1.3%, as compared to 1.2% at December 31, 2004. Our provision for loan losses decreased by $550,000 during the six months ended June 30, 2005 as compared to the same period in 2004. The reduction in provision reflects a slower loan growth and minimal net charge-offs of $7,421 in 2005. During the fourth quarter of 2004, a review of the Company’s loan portfolio by an independent firm was conducted. The purpose of this review, which is conducted regularly, was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. The Company plans to continue engaging, on an annual basis, an independent firm to review the Company’s loan portfolio. In addition to the independent reviews, the Company’s regulators also conduct annual examinations of the loan portfolio. Upon completion, the regulator presents its report of findings to the Company’s Board of Directors and management. Information provided from these independent sources, together with information provided by management and other information known to the Company’s Board of Directors, is utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Company’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

The following table summarizes the allowance for loan losses for the six-month periods ended June 30, 2005 and 2004.

	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$499,133	$360,881

Allowance for loan losses balance, beginning of period	$6,049	$3,306

Less charge-offs
Commercial loans	-	-
Real estate loans	-	-
Consumer loans	(10)	-
Total charge-offs	(10)	-

Plus recoveries
Commercial loans	2	-
Real estate loans	1	-
Consumer loans	-	-
Total recoveries	3	-
Net charge-offs	(7)	-

Plus provision for loan losses	300	850
Plus amount acquired in business combination	-	1,416
Allowance for loan losses balance, end of period	$6,342	$5,572

Net charge-offs to average loans	0.0014%	-%

The following table is a summary of nonaccrual, past due and restructured debt.

	June 30, 2005

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$160	$-	$-
Commercial loans	1,284	-	-
Consumer loans	-	-	-
Total	$1,444	$-	$-

	June 30, 2004

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$691	$-	$-
Commercial loans	900	-	-
Consumer loans	-	-	-
Total	$1,591	$-	$-

Accrual of interest is discontinued on a loan when management determines, upon consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. The $1.4 million in nonaccrual loans at June 30, 2005 included $1.4 million in SBA loans, of which SBA guaranteed $1.0 million, and $100,000 in loans secured by real estate. Therefore, our exposure to losses is considered minimal.

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

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Company has access to federal funds lines at correspondent banks and borrowings from the Federal Reserve discount window. Additionally, First Capital Bank is a member of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $269.9 million were available on June 30, 2005, of which $117.4 million was outstanding. The Company also had federal funds back-up lines of credit totaling $37.5 million, of which $14.0 million was outstanding on June 30, 2005.

As of June 30, 2005, First Capital Bank was considered to be well capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements. The Company and its bank subsidiary’s actual capital ratios are presented in the following table.

	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of June 30, 2005
Total Capital to Risk Weighted Assets:
Consolidated	11.74%	8%	N/A
First Capital Bank	11.48%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.57%	4%	N/A
First Capital Bank	10.31%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.62%	4%	N/A
First Capital Bank	8.42%	4%	5%

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

Off-Balance Sheet Arrangements

The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At June 30, 2005, we had outstanding commitments to extend credit of approximately $189.6 million and outstanding standby letters of credit of approximately $3.8 million.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2005

Results for 2005 are those of First Capital, formerly known as CNB Holdings, Inc., and the old FCBI combined. Results for 2004 are those of the old FCBI plus one month of CNB Holdings. Net income for the three months ended June 30, 2005 totaled $1,281,000, or $.25 per basic and $.25 per fully diluted share, compared to net income of $344,000, or $.11 per basic and $.10 per fully diluted share, for the same period in 2004.

Net interest income (the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities) is the single largest component of First Capital's revenue. First Capital actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Since market forces and economic conditions beyond First Capital's control determine interest rates, the ability to generate net interest income depends upon First Capital's ability to maintain an adequate spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Net interest income totaled $6,371,000 for the three months ended June 30, 2005, an increase of $2.5 million or 65%, over the same period in 2004.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the three months ended June 30, 2005 and 2004.

	Three-Month Period Ended June 30,
		2005			2004
	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Federal funds sold and interest-bearing deposits	$4,545	$31	2.74%	$5,976	$17	1.14%
Securities (2)	142,754	1,500	4.21	130,384	1,409	4.33
Loans, net of deferred fees (3)(4)	497,243	8,137	6.56	393,964	5,353	5.45
Total interest-earning assets	644,542	9,668	6.02%	530,324	6,779	5.13%

Unrealized losses on securities	(1,147)			(841)
Allowance for loan losses	(6,249)			(4,104)
Cash and due from banks	17,361			10,171
Other assets	22,637			9,152
Total	$677,144			$544,702

Transaction and money market deposits	$130,673	$372	1.14%	$103,302	$189	0.73%
Time deposits	230,780	1,687	2.93	219,853	1,435	2.62
Federal funds purchased and securities sold under repurchase agreements	15,806	119	3.02	4,433	19	1.72
Other borrowings	124,021	975	3.15	121,101	1,132	3.75
Subordinated debentures	6,392	144	9.04	6,392	144	9.04
Total interest-bearing liabilities	507,672	3,297	2.60%	455,081	2,919	2.57%

Non interest-bearing demand deposits	105,097			55,486
Other liabilities	5,411			2,652
Stockholders’ equity	58,964			31,483
Total	$677,144			$544,702

Net interest income		$6,371			$3,860

Net interest spread			3.42%			2.56%
Net interest margin			3.96%			2.92%

(1) Average balances are daily averages.
(2) Securities available for sale are reported at amortized cost.
(3) Loans include nonaccrual loans.
(4) Interest and fees on loans includes fees of $308,000 and $253,000 for the three month periods ended June 30, 2005 and 2004, respectively.

The increase in net interest income was driven mainly by loan growth. Average loans for the second quarter of 2005 increased $103.3 million, or 26% over the same period in 2004. The significant growth in our loan portfolio includes the impact of the May 2004 merger.

For the three months ended June 30, 2005 and 2004, the average yield on interest-earning assets was 6.02% and 5.13%, respectively. Average interest-earning assets grew $114.2 million, or 22%, quarter over quarter. In addition to growth in the loan portfolio, average investment securities increased $12.4 million, or 9%, quarter over quarter. Growth in investment securities was due mainly to the impact of the May 2004 merger. The 89 basis point improvement in yield was mainly the result of Federal Reserve action to raise short-term rates during 2005 and the second half of 2004.

The growth in interest-earning assets was funded by both interest-bearing and non interest-bearing sources. Average interest-bearing liabilities for the second quarter of 2005 increased $52.6 million, or 12%, over the same period in 2004. $38.3 million of the growth in interest-bearing liabilities was attributable to interest-bearing deposits and $14.3 million to other borrowings, which include primarily FHLB advances.  Average non interest-bearing demand deposits increased $49.6 million, or 89%, from the second quarter of 2004 to the second quarter of 2005. The impact of the May 2004 merger is included in these growth figures. The rate paid on average interest-bearing liabilities was 2.60% for the second quarter of 2005, compared to 2.57% for the same period in 2004. Increased funding by low cost interest-bearing sources including transaction and money market deposits and federal funds purchased mitigated the effect of higher rates paid on interest-bearing funds. Average interest-bearing transaction and money market deposits grew $27.4 million or 27%, quarter over quarter, and provided 26% of total interest-bearing funding during the second quarter of 2005, compared to 23% for the same period in 2004. Use of federal funds purchased and securities sold under repurchase agreements also increased, from 1% of total interest-bearing funding to 3%.

As reflected in the table above, the net interest margin was 3.96% for the second quarter of 2005, compared to 2.92% for the same period in 2004. This improvement was the combined result of several factors: 1) increased volumes; 2) a 89 basis point increase in the average yield on interest-earning assets compared to only a three basis point increase in the average cost of interest-bearing liabilities; and 3) substantial growth in non interest-bearing funding sources. On average, 16% of interest-earning assets were funded by non interest-bearing sources for the second quarter of 2005, compared to 10% during the same period in 2004. Prime rate increases of 125 basis points during 2004 and 100 basis points during the first half of 2005 had a larger and more immediate impact on loans than deposits.

Total other income for the quarter ended June 30, 2005 was $353,000, an increase of $144,000 or 69% from the same period in 2004. Loan servicing fee income, mortgage origination fees, and gains on sales of loans were the biggest components of this $353,000, representing $138,000, $70,000 and $69,000 of the total, respectively. Loan servicing fees grew $63,000, from $75,000 for the second quarter of 2004. The majority of loan servicing income was earned on a $20 million loan portfolio purchased in March of 2004. Mortgage origination fees grew $28,000, quarter over quarter. The Company began originating mortgages as a line of business following the May 2004 merger. Income from gains on sales of loans for the second quarter 2005 was earned on the sale of three SBA loans.

Total non interest expenses increased $1,827,000 to $4,579,000 for the quarter ended June 30, 2005 compared to $2,752,000 for the same period in 2004. Salaries and other compensation expense, which is the most significant portion of non interest expense, also represented the most significant increase, growing $952,000, or 55%, quarter over quarter. Salaries and other compensation expense increased as a result of the May 2004 merger and from the addition of new employees in business development groups and support functions. Overall, the number of full-time equivalent employees grew from 97 at June 30, 2004, to 105 at June 30, 2005.

The second major category of non interest expense, net occupancy and equipment, increased $243,000, or 113%, quarter over quarter. During 2004, we leased additional space in the Norcross office and opened two loan production offices. Two additional locations were also added as part of the May 2004 merger.

The last major category of non interest expense, other expense, increased $632,000, or 78%, quarter over quarter. Within the other expense category, the largest increases occurred in professional fees, business development, postage and courier services, and data processing. Professional fees, which include legal, accounting, consulting and loan review expenses, were up $182,000, or 217%, to $266,000 for the second quarter of 2005 from $84,000 for the same period in 2004. Legal fees for research and public filings accounted for the majority of this increase. Business development expenses were $250,000 for the second quarter of 2005, compared to $135,000 for the same period in 2004, an increase of $115,000 or 85%. The higher expenses were in support of deposit gathering initiatives. Postage and courier services, and data processing expense increased to support deposit gathering initiatives and because of the greater number of accounts serviced and products offered following the May 2004 merger. Postage and courier services were $98,000 for the second quarter of 2005, compared to $14,000 for the same period in 2004, an increase of $84,000 or 600%. Data processing expense was $140,000 for the second quarter of 2005, compared to $74,000 for the same period in 2004, an increase of $66,000 or 89%.

The effective tax rate was 35.8% for the three months ended June 30, 2005 and 33.5% for the three months ended June 30, 2004.

Six-Month Period Ended June 30, 2005

Results for 2005 are those of First Capital, formerly known as CNB Holdings, Inc., and the old FCBI combined. Results for 2004 are those of the old FCBI plus one month of CNB Holdings. Net income for the six months ended June 30, 2005 totaled $2,591,000, or $.52 per basic and $.50 per fully diluted share, compared to net income of $1,047,000, or $.39 per basic and $.38 per fully diluted share, for the same period in 2004.

Net interest income totaled $12,700,000 for the six months ended June 30, 2005, an increase of $5,659,000, or 80%, over the same period in 2004.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the six months ended June 30, 2005 and 2004.

	Six-Month Period Ended June 30,
		2005			2004
	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances (1)	Income/ Expense	Yields/ Rates

Federal funds sold and interest-bearing deposits	$3,661	$47	2.59%	$6,437	$34	1.06%
Securities (2)	141,554	2,977	4.24	123,165	2,643	4.30
Loans, net of deferred fees (3)(4)	499,133	16,085	6.50	359,929	9,631	5.37
Total interest-earning assets	644,348	19,109	5.98%	489,531	12,308	5.04%

Unrealized gains (losses) on securities	(729)			(364)
Allowance for loan losses	(6,178)			(3,722)
Cash and due from banks	16,042			9,030
Other assets	21,276			6,999
Total	$674,759			$501,474

Transaction and money market deposits	$126,776	$675	1.07%	$92,125	$337	0.73%
Time deposits	234,169	3,266	2.81	203,180	2,735	2.70

Federal funds purchased and securities sold under repurchase agreements	20,166	281	2.81	4,107	31	1.51
Other borrowings	122,259	1,899	3.13	116,128	1876	3.24
Subordinated debentures	6,392	288	9.09	6,392	288	9.04
Total interest-bearing liabilities	509,762	6,409	2.54%	421,932	5,267	2.50%

Non interest-bearing demand deposits	102,079			51,166
Other liabilities	4,509			2,042
Stockholders’ equity	58,409			26,334
Total	$674,759			$501,474

Net interest income		$12,700			$7,041

Net interest spread			3.44%			2.54%
Net interest margin			3.97%			2.88%

(1) Average balances are daily averages.
(2) Securities available for sale are reported at amortized cost.
(3) Loans include nonaccrual loans.
(4) Interest and fees on loans includes fees of $837,000 and $454,000 for the periods ended June 30, 2005 and 2004, respectively.

The increase in net interest income was driven mainly by loan growth. Average loans for the six-month period ended June 30, 2005 increased $139.2 million, or 39% over the same period in 2004. The significant growth in our loan portfolio includes the impact of the May 2004 merger and the purchase of a $20 million loan portfolio in March of 2004.

For the six months ended June 30, 2005 and 2004, the average yield on interest-earning assets was 5.98% and 5.04%, respectively, and average interest-earning assets grew $154.8 million, or 32%. In addition to growth in the loan portfolio, average investment securities increased $18.4 million, or 15% for the same periods. Growth in investment securities was due mainly to the impact of the May 2004 merger. The 94 basis point improvement in yield was mainly the result of Federal Reserve action to raise short-term rates during 2005 and the second half of 2004.

The growth in interest-earning assets was funded by both interest-bearing and non interest-bearing sources. Average interest-bearing liabilities for the six-month period ended June 30, 2005 increased $87.8 million, or 21%, over the same period in 2004. $65.6 million of the growth in interest-bearing liabilities was attributable to interest-bearing deposits and $22.2 million to other borrowings, which include primarily FHLB advances. Average non interest-bearing demand deposits increased $50.9 million, or 100%, from the six-month period ended June 30, 2004 to the same period in 2005. The impact of the May 2004 merger is included in these growth figures. The rate paid on average interest-bearing liabilities was 2.54% for the first half of 2005, compared to 2.50% for the same period in 2004. Increased funding by low cost interest-bearing sources including transaction and money market deposits and federal funds purchased mitigated the effect of higher rates paid on interest-bearing funds. Average interest-bearing transaction and money market deposits grew $34.7 million or 38%, period over period, and provided 25% of total interest-bearing funding during the first quarter of 2005, compared to 22% for the same period in 2004. Use of federal funds purchased and securities sold under repurchase agreements also increased, from 1% of total interest-bearing funding to 4%.

As reflected in the table above, the net interest margin was 3.97% for the first half of 2005, compared to 2.88% for the same period in 2004. This improvement was the combined result of several factors: 1) increased volumes; 2) a 94 basis point increase in the average yield on interest-earning assets compared to only a four basis point increase in the average cost of interest-bearing liabilities; and 3) substantial growth in non interest-bearing funding sources. On average, 16% of interest-earning assets were funded by non interest-bearing sources for the first half of 2005, compared to 11% during the same period in 2004. Prime rate increases of 125 basis points during 2004 and 100 basis points during the first half of 2005 had a larger and more immediate impact on loans than deposits.

Total other income for the six-month period ended June 30, 2005 was $746,000, an increase of $446,000 or 149% from the same period in 2004. Loan servicing fee income, other income, gains on sales of loans, and mortgage origination fees were the biggest components of this $446,000, representing $294,000, $150,000, $130,000 and $107,000 respectively. Loan servicing fees grew $203,000, from $91,000 for the first six months of 2004. The majority of loan servicing income was earned on the $20 million loan portfolio purchased in March of 2004. Other income consisted primarily of license fee income generated from the Company’s Capital Financial Software subsidiary. The Company recognized $110,000 in license fee income during the six-month period in 2005, compared to $74,000 during the same period in 2004, an increase of $26,000. The higher license fee income was due to growth in deposits managed by bankruptcy trustees who are the end users of this subsidiary’s software product. 2005 income from gains on sales of loans was earned on the sale of seven SBA loans. Mortgage origination fees grew $65,000, for the six-month period in 2005 over the same period in 2004. The Company began originating mortgages as a line of business following the May 2004 merger.

Total non interest expenses increased $4,145,000 to $9,029,000 for the six-month period ended June 30, 2005 compared to $4,884,000 for the same period in 2004. Salaries and other compensation expense, which is the most significant portion of non interest expense, also represented the most significant increase, growing $2,436,000, or 81%, period over period. Salaries and other compensation expense increased as a result of the May 2004 merger and from the addition of new employees in business development groups and support functions. Overall, the number of full-time equivalent employees grew from 97 at June 30, 2004, to 105 at June 30, 2005.

The second major category of non-interest expense, net occupancy and equipment, increased $513,000, or 136%, period over period. During 2004, we leased additional space in the Norcross office and opened two loan production offices. Two additional locations were also added as part of the May 2004 merger.

The last major category of non-interest expense, other expense, increased $1,196,000, or 80%, period over period. Within the other expense category, the largest increases occurred in professional fees, business development, data processing, ACH credit card processing and amortization of the core deposit intangible. Professional fees, which include legal, accounting, consulting and loan review expenses, were up $247,000, or 133%, to $433,000 for the first half of 2005 from $186,000 for the same period in 2004. Legal fees for research and public filings accounted for the majority of this increase. Business development expenses were $451,000 for the first half of 2005, compared to $274,000 for the same period in 2004, an increase of $177,000 or 65%. The higher expenses were in support of deposit gathering initiatives. Data processing expense was $277,000 for the first half of 2005, compared to $137,000 for the same period in 2004, an increase of $140,000 or 102%. ACH credit card processing expense was $175,000 for the first half of 2005, compared to $15,000 for the same period in 2004, an increase of $160,000 or 1067%. Both data processing and ACH credit card processing increased to support deposit gathering initiatives and because of the greater number of accounts serviced and products offered following the May 2004 merger. Core deposit intangible amortization was $148,000 for the first half of 2005, compared to $25,000 for the same period in 2004 and resulted from the May 2004 merger.

The effective tax rate was 37.1% for the six months ended June 30, 2005 and 34.9% for the six months ended June 30, 2004.

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

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF THE COMPANY’S COMMON STOCK

Under the Company’s Director Fee Deferral Plan, deferred director fees are invested, at the discretion of each director, in Company stock or other nonemployer securities and placed in a rabbi trust. The accounts of the rabbi trust are consolidated with the accounts of the Company in the consolidated financial statements and shares of the Company’s common stock held by the rabbi trust are included in treasury stock, and other nonemployer securities are included in securities available for sale on the Company’s consolidated balance sheet. During the quarter ended June 30, 2005, the Company sold an aggregate of 1,950 shares of its common stock to the rabbi trust at an aggregate purchase price of $42,500. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 11, 2005, a former director exercised options to purchase 11,783 shares of First Capital common stock. The aggregate purchase price was $79,864, or an average of $6.78 per share. The shares were not registered and were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

REPURCHASES OF THE COMPANY’S COMMON STOCK

During the three months ended June 30, 2005, the Company repurchased no shares of its common stock.

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

Date: August 11, 2005	By: /s/ H. N. Padget, Jr. H. N. Padget, Jr., President and Chief Executive Officer (principal executive officer)

Date: August 11, 2005	By: /s/ William R. Blanton
William R. Blanton, Vice Chairman, Chief Operating and Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1
Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).