Form 10QSB
period 2005-09-30
FIRST CAPITAL BANCORP, INC.
filed 2005-11-10
CIK 1058973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________

Commission file number: 000-23991

First Capital Bancorp, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	58-2362335
(State of Incorporation)	(I.R.S. Employer Identification No.)

3320 Holcomb Bridge Road, N.W.
Suite A
Norcross, Georgia 30092
(Address of principal executive offices)

(888) 921-2265
(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒| No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐| No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at November 9, 2005
Common Stock, $1.00 par value	5,134,988

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FIRST CAPITAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS	($ in thousands)

Cash and due from banks	$19,067	$13,753
Interest-bearing deposits in banks	988	1,473
Federal funds sold and overnight investments	3,650	375
Cash and cash equivalents	23,705	15,601
Investment securities:
Securities available for sale, at fair value	124,229	130,640
Securities held to maturity, at cost (fair values of $5,546 and $6,975, respectively)	5,519	6,821
Restricted equity securities, at cost	6,844	6,818
Loans, net	488,490	478,570
Premises and equipment, net	1,055	1,056
Goodwill	7,411	6,681
Core deposit intangible	880	1,101
Other assets	14,292	10,947
Total assets	$672,425	$658,235

LIABILITIES
Deposits:
Non interest-bearing demand	$101,269	$77,341
Interest-bearing demand and money market	150,526	132,515
Savings	52	79
Time deposits of $100,000 or more	132,681	134,762
Other time deposits	95,250	113,974
Total deposits	479,778	458,671
Federal funds purchased and securities sold under repurchase agreements	1,863	11,210
Other borrowings	117,350	120,488
Other liabilities	5,473	4,660
Subordinated debentures	6,392	6,392
Total liabilities	610,856	601,421

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $1 par value; 10,000,000 shares authorized; 5,283,797 and 5,170,000 shares issued, respectively	5,284	5,170
Surplus	37,327	35,902
Treasury stock, 148,809 and 142,888 shares, respectively	(1,243)	(1,122)
Unearned ESOP shares	(240)	(400)
Retained earnings	21,466	17,285
Accumulated other comprehensive loss	(1,025)	(21)
Total stockholders’ equity	61,569	56,814
Total liabilities and stockholders’ equity	$672,425	$658,235
See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30		FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,
	($ in thousands except per share data)		($ in thousands except per share data)
	2005	2004	2005	2004

Interest Income:
Loans and leases, including fees	$8,952	$6,601	$25,038	$16,232
Investment securities:
U.S. Treasury and government agencies	410	391	1,202	827
Mortgage-backed securities	915	1,066	2,727	2,685
Other investments	176	267	549	856
Interest-bearing deposits in banks	10	6	23	12
Federal funds sold and overnight investments	28	11	61	36
Total interest income	10,491	8,342	29,600	20,648

Interest expense:
Interest-bearing demand, money market and savings	502	229	1,177	566
Time deposits of $100,000 or more	1,200	803	2,931	2,451
Other time deposits	815	817	2,350	1,905
Federal funds purchased, securities sold under repurchase agreements and other borrowings	1,360	1,064	3,827	3,256
Total interest expense	3,877	2,913	10,285	8,178
Net interest income	6,614	5,429	19,315	12,470
Provision for loan losses	150	175	450	1,025
Net interest income after provision for loan losses	6,464	5,254	18,865	11,445

Non interest income:
Service charges on deposit accounts	20	29	59	65
Loan servicing fee income	147	95	441	186
Mortgage origination fees	58	88	165	131
Gain on sale of loans, net	131	144	260	176
Net gain (loss) on sale of securities available for sale	-	(32)	26	(32)
Other income	124	93	274	191
Total non interest income	480	417	1,225	717

Non interest expense:
Salaries and other compensation expense	2,639	2,400	8,081	5,406
Net occupancy and equipment expense	425	384	1,316	762
Other expense	1,399	1,173	4,095	2,673
Total non interest expense	4,463	3,957	13,492	8,841

Income before income taxes	2,481	1,714	6,598	3,321
Income tax expense	891	613	2,417	1,173
Net income	$1,590	$1,101	$4,181	$2,148

Basic earnings per share	$.31	$.22	$.83	$.62
Fully diluted earnings per share	$.30	$.21	$.80	$.60
Cash dividends per common share	$-	$-	$-	$-

See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30,		FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,
	($ in thousands)		($ in thousands)
	2005	2004	2005	2004

Net income	$1,590	$1,101	$4,181	$2,148

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period,
net of tax	(432)	1,509	(1,003)	201

Reclassification adjustment for (gains) losses realized in
net income, net of tax	-	20	(17)	20

Unrealized (gains) losses on cash flow hedges,
net of tax	19	(22)	16	(25)

Other comprehensive income (loss)	(413)	1,507	(1,004)	196

Comprehensive income	$1,177	$2,608	$3,176	$2,344

See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$4,181	$2,148
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities	(196)	(92)
Depreciation and amortization	719	363
Net gain on sale of other real estate owned	-	(9)
Net (gain) loss on sale of securities available for sale	(26)	32
Net gain on sale of premises and equipment	(8)	-
Provision for loan losses	450	1,025
Net increase in other assets	(2,850)	(1,311)
Net increase (decrease) in other liabilities	1,558	(2,055)

Net cash provided by operating activities	3,828	101

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available for sale	5,250	3,410
Principal repayments from mortgage-backed securities	20,510	22,977
Purchases of securities available for sale	(23,942)	(28,508)
Purchases of restricted equity securities	(75)	(523)
Proceeds from sale of securities available for sale	4,568	1,475
Net increase in loans	(10,841)	(54,352)
Net cash acquired in business combination	-	6,527
Proceeds from the sale of other real estate owned	-	1,086
Purchases of premises and equipment	(497)	(620)
Proceeds from sale of premises and equipment	8	-

Net cash used in investing activities	(5,019)	(48,528)

FINANCING ACTIVITIES:
Net increase in deposits	21,108	35,044
Net decrease in federal funds purchased and securities sold under repurchase agreements	(9,347)	(2,432)
Net increase (decrease) in Federal Home Loan Bank advances	(3,138)	9,386
Net decrease in other borrowings	-	(4,000)
Proceeds from rights offering	-	14,887
Sale (purchase) of treasury stock	(121)	56
Proceeds from exercise of stock options	793	278

Net cash provided by financing activities	9,295	53,219

Net increase in cash and cash equivalents	8,104	4,792
Cash and cash equivalents, beginning of period	15,601	12,098

Cash and cash equivalents, end of period	$23,705	$16,890
See notes to the consolidated financial statements.

FIRST CAPITAL BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for First Capital Bancorp, Inc. and subsidiaries (the “Company” or “First Capital”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

At September 30, 2005, the Company had one wholly-owned bank subsidiary, First Capital Bank, and two wholly-owned non-bank subsidiaries, Capital Financial Software, LLC, a limited liability company which markets and provides support of its software used by bankruptcy trustees and First Capital Statutory Trust I, a grantor trust formed to issue cumulative trust preferred securities.

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

For accounting purposes, the acquisition has been treated as a recapitalization of old FCBI with old FCBI as the acquirer (reverse acquisition). The historical financial statements prior to May 28, 2004 are those of old FCBI. The discussion of financial condition and results of operations for the quarter ended September 30, 2004 include three months of operations for CNB Holdings and three months of operations of old FCBI. The discussion of financial condition and results of operations for the nine months ended September 30, 2004 include four months of operations for CNB Holdings and nine months of operations of old FCBI. The discussion of financial condition and results of operations for the three months and nine months ended September 30, 2005 are those of the combined Company.

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

NOTE 3 - MERGER WITH FLAG FINANCIAL CORPORATION

On May 26, 2005, First Capital Bancorp, Inc. and Flag Financial Corporation (Nasdaq: FLAG) entered into a definitive agreement for Flag Financial Corporation to acquire First Capital Bancorp, Inc. The Company’s shareholders and Flag Financial Corporation’s shareholders approved the transaction on September 20, 2005. Subject to regulatory approval, the transaction is expected to close in the fourth quarter of 2005.

NOTE 4 - EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic Earnings Per Share:
Weighted average common shares outstanding	5,075,004	4,955,270	5,042,528	3,456,015

Net income	$1,590,093	$1,100,772	$4,180,666	$2,147,670

Basic earnings per share	$0.31	$0.22	$0.83	$0.62

Diluted Earnings Per Share:
Weighted average common shares outstanding	5,075,004	4,955,270	5,042,528	3,456,015
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	184,920	172,651	185,164	122,472
Shares held by rabbi trust	21,796	10,887	21,796	10,887
Total weighted average common shares and common stock equivalents outstanding	5,281,720	5,138,808	5,249,488	3,589,374

Net income as reported	$1,590,093	$1,100,772	$4,180,666	$2,147,670

Diluted earnings per share	$0.30	$0.21	$0.80	$0.60

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$1,590,093	$1,100,772	$4,180,666	$2,147,670
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	54,988	5,616	93,929	30,698
Pro forma net income	$1,535,105	$1,095,156	$4,086,737	$2,116,972
Earnings per share:
Basic - as reported	$0.31	$0.22	$0.83	$0.62
Basic - pro forma	0.30	0.22	0.81	0.61
Fully diluted - as reported	0.30	0.21	0.80	0.60
Fully diluted - pro forma	0.29	0.21	0.78	0.59

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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements included in our Annual Report on Form 10-KSB as of December 31, 2004. Certain accounting policies require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company considers these accounting policies to be critical accounting policies. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. The Company believes the allowance for loan losses and goodwill involve critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to operations. The provision for loan losses charged to operations is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis, which assesses the risk within the loan portfolio. This analysis includes consideration of loan concentrations, historical performance, level of non-performing loans, current economic conditions, and review of certain individual loans. Since First Capital's loan portfolio is mainly secured by real estate, management has continued to augment the allowance for loan losses because of the cyclical nature of the real estate market.

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

Goodwill.    Our growth in 2004 was enhanced significantly by the May 28, 2004 merger. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

FINANCIAL CONDITION

Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company’s financial condition is presented below.

On September 30, 2005 total assets were $672.4 million, compared to $658.2 million on December 31, 2004, an increase of $14.2 million, or 2%. Most of this growth occurred in net loans, which increased $9.9 million, or 2% from $478.6 million on December 31, 2004 to $488.5 million on September 30, 2005.

On September 30, 2005 total liabilities were $610.9 million, compared to $601.4 million on December 31, 2004, an increase of $9.5 million, or 2%. Deposits increased $21.1 million, or 5%, and federal funds purchased and securities sold under repurchase agreements decreased $9.3 million, or 83%, from December 31, 2004 to September 30, 2005. Non-interest bearing demand deposits grew from $77.3 million, or 17% of total deposits on December 31, 2004, to $101.3 million or 21% of total deposits on September 30, 2005.

On September 30, 2005, total stockholders’ equity was $61.6 million, compared to $56.8 million on December 31, 2004, an increase of $4.8 million, or 8%. The increase in stockholders’ equity was primarily due to the retention of net income of $4.2 million for the nine months ended September 30, 2005.

Allowance for Loan Losses

The allowance for loan losses as of September 30, 2005 was $6.4 million. The allowance for loan losses, as a percentage of total gross loans, at September 30, 2005 was 1.3%, as compared to 1.2% at December 31, 2004. Our provision for loan losses decreased by $575,000 during the nine months ended September 30, 2005 as compared to the same period in 2004. The reduction in provision reflects a slower loan growth and minimal net charge-offs of $93,000 in 2005. During the fourth quarter of 2004, a review of the Company’s loan portfolio by an independent firm was conducted. The purpose of this review, which is conducted regularly, was to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review included analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. The Company plans to continue engaging, on an annual basis, an independent firm to review the Company’s loan portfolio. In addition to the independent reviews, the Company’s regulators also conduct annual examinations of the loan portfolio. Upon completion, the regulator presents its report of findings to the Company’s Board of Directors and management. Information provided from these independent sources, together with information provided by management and other information known to the Company’s Board of Directors, is utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Company’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

The following table summarizes the allowance for loan losses for the nine-month periods ended September 30, 2005 and 2004.

	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$499,322	$392,923

Allowance for loan losses balance, beginning of period	$6,049	$3,306

Less charge-offs
Commercial loans	(93)	-
Real estate loans	-	-
Consumer loans	(10)	-
Total charge-offs	(103)	-

Plus recoveries
Commercial loans	9	-
Real estate loans	1	-
Consumer loans	-	-
Total recoveries	10	-
Net charge-offs	(93)	-

Plus provision for loan losses	450	1,025
Plus amount acquired in business combination	-	1,416
Allowance for loan losses balance, end of period	$6,406	$5,747

Net charge-offs to average loans	0.019%	-%

The following table is a summary of nonaccrual, past due and restructured debt.

	September 30, 2005

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$60	$-	$-
Commercial loans	1,093	-	-
Consumer loans	-	-	-
Total	$1,153	$-	$-

	September 30, 2004

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$684	$-	$-
Commercial loans	1,111	-	-
Consumer loans	-	-	-
Total	$1,795	$-	$-

Accrual of interest is discontinued on a loan when management determines, upon consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. The $1.2 million in nonaccrual loans at September 30, 2005 included $1.1 million in SBA loans, of which SBA guaranteed $820,000, and $60,000 in loans secured by real estate. Therefore, our exposure to losses is considered minimal.

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

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Company has access to federal funds lines at correspondent banks and borrowings from the Federal Reserve discount window. Additionally, First Capital Bank is a member of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $270.0 million were available on September 30, 2005, of which $117.4 million was outstanding. The Company also had federal funds back-up lines of credit totaling $37.5 million, of which none was outstanding on September 30, 2005.

As of September 30, 2005, First Capital Bank was considered to be well capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements. The Company and its bank subsidiary’s actual capital ratios are presented in the following table.

	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of September 30, 2005
Total Capital to Risk Weighted Assets:
Consolidated	12.06%	8%	N/A
First Capital Bank	11.71%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.90%	4%	N/A
First Capital Bank	10.55%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.97%	4%	N/A
First Capital Bank	8.69%	4%	5%

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

Off-Balance Sheet Arrangements

The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At September 30, 2005, we had outstanding commitments to extend credit of approximately $174.0 million and outstanding standby letters of credit of approximately $3.8 million.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2005

Results for the three-month periods ended September 30, 2005 and 2004 are those of First Capital, formerly known as CNB Holdings, Inc., and the old FCBI combined. Net income for the three months ended September 30, 2005 totaled $1,590,000, or $.31 per basic and $.30 per fully diluted share, compared to net income of $1,101,000, or $.22 per basic and $.21 per fully diluted share, for the same period in 2004.

Net interest income (the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities) is the single largest component of First Capital's revenue. First Capital actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Since market forces and economic conditions beyond First Capital's control determine interest rates, the ability to generate net interest income depends upon First Capital's ability to maintain an adequate spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Net interest income totaled $6,614,000 for the three months ended September 30, 2005, an increase of $1.2 million or 22%, over the same period in 2004.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the three months ended September 30, 2005 and 2004.

	Three-Month Period Ended September 30,
	2005			2004
	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances (1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Federal funds sold and interest-bearing deposits	$4,612	$38	3.27%	$5,356	$17	1.26%
Securities (2)	141,360	1,501	4.21	155,625	1,724	4.40
Loans, net of deferred fees (3)(4)	499,694	8,952	7.11	458,192	6,601	5.72
Total interest-earning assets	645,666	10,491	6.45%	619,173	8,342	5.35%

Unrealized losses on securities	(1,356)			(936)
Allowance for loan losses	(6,334)			(5,625)
Cash and due from banks	17,695			10,934
Other assets	22,449			19,388
Total	$678,120			$642,934

Transaction and money market deposits	$138,914	$502	1.43%	$114,013	$229	0.80%
Time deposits	230,366	2,015	3.47	261,738	1,620	2.46
Federal funds purchased and securities sold under repurchase agreements	16,194	139	3.41	7,215	30	1.65
Other borrowings	117,361	1,077	3.64	130,422	890	2.71
Subordinated debentures	6,392	144	8.94	6,392	144	8.94
Total interest-bearing liabilities	509,227	3,877	3.02%	519,780	2,913	2.22%

Non interest-bearing demand deposits	103,047			65,206
Other liabilities	5,156			3,258
Stockholders’ equity	60,690			54,690
Total	$678,120			$642,934

Net interest income		$6,614			$5,429

Net interest spread			3.43%			3.13%
Net interest margin			4.06%			3.48%

(1) Average balances are daily averages.
(2) Securities available for sale are reported at amortized cost.
(3) Loans include nonaccrual loans.
(4) Interest and fees on loans includes fees of $441,000 and $335,000 for the three month periods ended September 30, 2005 and 2004, respectively

The increase in net interest income was driven both by loan growth and by rising interest rates. Average loans for the third quarter of 2005 increased $41.5 million, or 9% over the same period in 2004.

For the three months ended September 30, 2005 and 2004, the average yield on interest-earning assets was 6.45% and 5.35%, respectively. Average interest-earning assets grew $26.5 million, or 4%, quarter over quarter. Principal repayments from the investment portfolio were reinvested in the higher-yielding loan portfolio, resulting in a decrease in average investment securities of $14.3 million, or 9%, quarter over quarter. The 110 basis point improvement in yield on average interest-earning assets was mainly the result of Federal Reserve action to raise short-term rates during 2005 and the second half of 2004.

The growth in interest-earning assets was funded primarily by non interest-bearing deposits. Average non interest-bearing demand deposits increased $37.8 million, or 58%, from the third quarter of 2004 to the third quarter of 2005. Average interest-bearing liabilities for the third quarter of 2005 decreased $10.6 million, or 2%, over the same period in 2004. $6.5 million of the reduction in interest-bearing liabilities was attributable to interest-bearing deposits and $4.1 million to other borrowings, which include primarily FHLB advances. Within interest-bearing deposits, lower-cost transaction and money market accounts grew $24.9 million, or 22%, while higher-cost time deposits shrank $31.4 million, or 12%. The rate paid on average interest-bearing liabilities was 3.02% for the third quarter of 2005, compared to 2.22% for the same period in 2004.

As reflected in the table above, the net interest margin was 4.06% for the third quarter of 2005, compared to 3.48% for the same period in 2004. This improvement was the combined result of several factors: 1) increased loan volumes; 2) a 110 basis point increase in the average yield on interest-earning assets compared to an 80 basis point increase in the average cost of interest-bearing liabilities; and 3) substantial growth in non interest-bearing funding sources. On average, 16% of interest-earning assets were funded by non interest-bearing sources as of September 30, 2005, compared to 11% during the same period in 2004. Prime rate increases of 125 basis points during 2004 and 150 basis points during the first nine months of 2005 had a larger and more immediate impact on loans than deposits.

Total other income for the quarter ended September 30, 2005 was $480,000, an increase of $63,000 or 15% from the same period in 2004. The increase in loan servicing fee income was the biggest component of this $63,000, representing $52,000 of the total. The majority of loan servicing income was earned on a $20 million loan portfolio purchased in March of 2004.

Total non interest expenses increased $506,000 to $4,463,000 for the quarter ended September 30, 2005 compared to $3,957,000 for the same period in 2004. Salaries and other compensation expense, which is the most significant portion of non interest expense, also represented the most significant increase, growing $239,000, or 10%, quarter over quarter. Salaries and other compensation expense increased as a result of the addition of new employees in business development groups and support functions.

The second major category of non interest expense, net occupancy and equipment, increased $41,000, or 11%, quarter over quarter. During 2004, we leased additional space in the Norcross office and opened two loan production offices.

The last major category of non interest expense, other expense, increased $226,000, or 19%, quarter over quarter. Within the other expense category, the largest increase occurred in business development. Business development expenses were $340,000 for the third quarter of 2005, compared to $152,000 for the same period in 2004, an increase of $188,000 or 124%. The higher expenses were in support of deposit gathering initiatives. Postage and courier services, and data processing expense increased to support deposit gathering initiatives and because of the greater number of accounts serviced and products offered following the May 2004 merger. Postage and courier services were $91,000 for the third quarter of 2005, compared to $69,000 for the same period in 2004, an increase of $22,000 or 32%. Data processing expense was $121,000 for the third quarter of 2005, compared to $99,000 for the same period in 2004, an increase of $22,000 or 22%.

The effective tax rate was 35.9% for the three months ended September 30, 2005 and 35.8% for the three months ended September 30, 2004.

Nine-Month Period Ended September 30, 2005

Results for 2005 are those of First Capital, formerly known as CNB Holdings, Inc., and the old FCBI combined. Results for 2004 are those of the old FCBI plus four months of CNB Holdings (June through September). Net income for the nine months ended September 30, 2005 totaled $4,181,000, or $.83 per basic and $.80 per fully diluted share, compared to net income of $2,148,000, or $.62 per basic and $.60 per fully diluted share, for the same period in 2004.

Net interest income totaled $19,315,000 for the nine months ended September 30, 2005, an increase of $6,845,000, or 55%, over the same period in 2004.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the nine months ended September 30, 2005 and 2004.

	Nine-Month Period Ended September 30,
	2005			2004
	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances (1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Federal funds sold and interest-bearing deposits	$3,982	$84	2.82%	$6,074	$48	1.05%
Securities (2)	141,489	4,478	4.23	134,064	4,368	4.34
Loans, net of deferred fees (3)(4)	499,322	25,038	6.70	392,923	16,232	5.50
Total interest-earning assets	644,793	29,600	6.14%	533,061	20,648	5.16%

Unrealized gains (losses) on securities	(940)			(556)
Allowance for loan losses	(6,230)			(4,362)
Cash and due from banks	16,599			9,669
Other assets	21,670			11,165
Total	$675,892			$548,977

Transaction and money market deposits	$130,867	$1,177	1.20%	$99,474	$566	0.76%
Time deposits	232,888	5,281	3.03	222,842	4,356	2.60
Federal funds purchased and securities sold under repurchase agreements	18,827	420	2.98	5,294	58	1.46
Other borrowings	120,608	2,976	3.30	120,784	2,766	3.05
Subordinated debentures	6,392	431	9.02	6,392	432	9.00
Total interest-bearing liabilities	509,582	10,285	2.70%	454,786	8,178	2.40%

Non interest-bearing demand deposits	102,405			55,880
Other liabilities	4,727			2,456
Stockholders’ equity	59,178			35,855
Total	$675,892			$548,977

Net interest income		$19,315			$12,470

Net interest spread			3.44%			2.76%
Net interest margin			4.01%			3.12%

(1) Average balances are daily averages.
(2) Securities available for sale are reported at amortized cost.
(3) Loans include nonaccrual loans.
(4) Interest and fees on loans includes fees of $1,277,000 and $788,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

The increase in net interest income was driven both by loan growth and by rising interest rates. Average loans for the nine-month period ended September 30, 2005 increased $106.4 million, or 27% over the same period in 2004. The significant growth in our loan portfolio includes the impact of the May 2004 merger and the purchase of a $20 million loan portfolio in March of 2004.

For the nine months ended September 30, 2005 and 2004, the average yield on interest-earning assets was 6.14% and 5.16%, respectively, and average interest-earning assets grew $111.7 million, or 21%. In addition to growth in the loan portfolio, average investment securities increased $7.4 million, or 6% for the same periods. Growth in investment securities was due mainly to the impact of the May 2004 merger. The 98 basis point improvement in yield was mainly the result of Federal Reserve action to raise short-term rates during 2005 and the second half of 2004.

The growth in interest-earning assets was funded by both interest-bearing and non interest-bearing sources. Average interest-bearing liabilities for the nine-month period ended September 30, 2005 increased $54.8 million, or 12%, over the same period in 2004. $41.4 million of the growth in interest-bearing liabilities was attributable to interest-bearing deposits and $13.4 million to other borrowings, which include primarily FHLB advances. Average non interest-bearing demand deposits for the nine-month period ended September 30, 2005 increased $46.5 million, or 83%, over the same period in 2004. The impact of the May 2004 merger is included in these growth figures. The rate paid on average interest-bearing liabilities was 2.70% for the first nine months of 2005, compared to 2.40% for the same period in 2004. Increased funding by low cost interest-bearing sources including transaction and money market deposits and federal funds purchased mitigated the effect of higher rates paid on interest-bearing funds. Average interest-bearing transaction and money market deposits grew $31.4 million or 32%, period over period, and provided 26% of total interest-bearing funding during the first nine months of 2005, compared to 22% for the same period in 2004. Use of federal funds purchased and securities sold under repurchase agreements also increased, from 1% of total interest-bearing funding to 4%.

As reflected in the table above, the net interest margin was 4.01% for the first nine months of 2005, compared to 3.12% for the same period in 2004. This improvement was the combined result of several factors: 1) increased volumes; 2) a 98 basis point increase in the average yield on interest-earning assets compared to only a 30 basis point increase in the average cost of interest-bearing liabilities; and 3) substantial growth in non interest-bearing funding sources. On average, 16% of interest-earning assets were funded by non interest-bearing sources as of September 30, 2005, compared to 10% during the same period in 2004. Prime rate increases of 125 basis points during 2004 and 150 basis points during the first nine months of 2005 had a larger and more immediate impact on loans than deposits.

Total other income for the nine-month period ended September 30, 2005 was $1,225,000, an increase of $508,000 or 71% from the same period in 2004. Loan servicing fee income, other income, and gains on sales of loans were the biggest components of this $508,000, representing $255,000, $83,000, and $84,000 respectively. Loan servicing fees grew $255,000, from $186,000 for the first nine months of 2004. The majority of loan servicing income was earned on the $20 million loan portfolio purchased in March of 2004. Other income consisted primarily of license fee income generated from the Company’s Capital Financial Software subsidiary. The Company recognized $155,000 in license fee income during the nine-month period in 2005, compared to $115,000 during the same period in 2004, an increase of $40,000. The higher license fee income was due to growth in deposits managed by bankruptcy trustees who are the end users of this subsidiary’s software product. 2005 income from gains on sales of loans was earned on the sale of ten SBA loans.

Total non interest expenses increased $4,651,000 to $13,492,000 for the nine-month period ended September 30, 2005 compared to $8,841,000 for the same period in 2004. Salaries and other compensation expense, which is the most significant portion of non interest expense, also represented the most significant increase, growing $2,675,000, or 49%, period over period. Salaries and other compensation expense increased as a result of the May 2004 merger and from the addition of new employees in business development groups and support functions.

The second major category of non-interest expense, net occupancy and equipment, increased $554,000, or 73%, period over period. During 2004, we leased additional space in the Norcross office and opened two loan production offices. Two additional locations were also added as part of the May 2004 merger.

The last major category of non-interest expense, other expense, increased $1,422,000, or 53%, period over period. Within the other expense category, the largest increases occurred in professional fees, business development, data processing, ACH credit card processing, postage and courier services, and amortization of the core deposit intangible. Professional fees, which include legal, accounting, consulting and loan review expenses, were up $202,000, or 55%, to $572,000 for the nine-month period ended September 30, 2005 from $370,000 for the same period in 2004. Legal fees for research and public filings accounted for the majority of this increase. Business development expenses were $791,000 for the nine-month period ended September 30, 2005, compared to $426,000 for the same period in 2004, an increase of $365,000 or 86%. The higher expenses were in support of deposit gathering initiatives. Data processing expense was $398,000 for the nine-month period ended September 30, 2005, compared to $236,000 for the same period in 2004, an increase of $162,000 or 69%. ACH credit card processing expense was $227,000 for the nine-month period ended September 30, 2005, compared to $121,000 for the same period in 2004, an increase of $106,000 or 88%. Postage and courier services expense was $268,000 for the nine-month period ended September 30, 2005, compared to $152,000 for the same period in 2004, an increase of $116,000 or 76%. Data processing, ACH credit card processing, and postage and courier services increased to support deposit gathering initiatives and because of the greater number of accounts serviced and products offered following the May 2004 merger. Core deposit intangible amortization was $222,000 for the nine-month period ended September 30, 2005, compared to $99,000 for the same period in 2004 and resulted from the May 2004 merger.

The effective tax rate was 36.6% for the nine months ended September 30, 2005 and 35.3% for the nine months ended September 30, 2004.

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

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF THE COMPANY’S COMMON STOCK

Under the Company’s Director Fee Deferral Plan, deferred director fees are invested, at the discretion of each director, in Company stock or other nonemployer securities and placed in a rabbi trust. The accounts of the rabbi trust are consolidated with the accounts of the Company in the consolidated financial statements and shares of the Company’s common stock held by the rabbi trust are included in treasury stock, and other nonemployer securities are included in securities available for sale on the Company’s consolidated balance sheet. During the quarter ended September 30, 2005, the Company sold an aggregate of 1,846 shares of its common stock to the rabbi trust at an aggregate purchase price of $42,500. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933.

REPURCHASES OF THE COMPANY’S COMMON STOCK

During the three months ended September 30, 2005, the Company repurchased no shares of its common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Special Meeting of Shareholders (the "Special Meeting") was held on September 20, 2005. Notice of the Special Meeting was mailed on or about August 18, 2005 to each shareholder of record as of August 12, 2005. At this meeting, the Company’s shareholders considered the approval of the Agreement and Plan of Merger, dated as of May 26, 2005, by and between First Capital Bancorp, Inc. and Flag Financial Corporation, a bank holding company based in Atlanta, Georgia, pursuant to which the Company will merge with and into Flag Financial Corporation. The record shareholders of the Company voted as follows:

	Number Shares	% of Shares Outstanding
Agreement and Plan of Merger Between First Capital Bancorp, Inc. and Flag Financial Corporation

For	3,622,376	71.31
Against	138,360	2.72
Abstain	1,589.03
Total	3,762,325	74.06

No other matters were presented or voted for at the Special Meeting.

ITEM 6.	EXHIBITS

	Exhibit No.	Description

	10.10.2	2005 Amendment to Executive Supplemental Retirement Plan by and between First Capital Bank and Heber N. Padget, Jr., dated June 14, 2005.

	10.10.3	2005 Amendment to Executive Supplemental Retirement Plan by and between First Capital Bank and Steven G. Deaton, dated June 14, 2005.

	31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

	31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1
Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005	By: /s/ H. N. Padget, Jr. H. N. Padget, Jr., President and Chief Executive Officer (principal executive officer)

Date: November 10, 2005	By: /s/ William R. Blanton William R. Blanton, Vice Chairman, Chief Operating and Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.10.2	2005 Amendment to Executive Supplemental Retirement Plan by and between First Capital Bank and Heber N. Padget, Jr., dated June 14, 2005.

10.10.3	2005 Amendment to Executive Supplemental Retirement Plan by and between First Capital Bank and Steven G. Deaton, dated June 14, 2005.

31.1	Certification by H.N. Padget, Jr., principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.2	Certification by William R. Blanton, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.1
Certification by H.N. Padget, Jr., principal executive officer, and William R. Blanton, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 Certification).